Form 10-Q
period 1995-09-02
AMERICAN CONSUMERS INC
filed 1995-10-18
CIK 4811

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.
                                   20549

(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 2, 1995
                              OR
    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to ________

          Commission File No. 0-5815

                            AMERICAN CONSUMERS, INC.
          (Exact name of registrant as specificied in its charter

                  GEORGIA                              58-1033765
          (State of other juridiction of    (I.R.S. Employer Identification
          incorporation or organization)                Number)

          P.O. Box 2328, 418A Battlefield Pkwy., Fort Oglethorpe, GA 30742
          (Address of principal executive offices)              (Zip Code)

          Registrant's Telephone Number, including Area Code: (706)861-3347


                               N/A
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days YES (X) NO ( )

                         APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at October 6, 1995
COMMON STOCK   -  $.10 PAR VALUE                            927,224.2
NON VOTING COMMON STOCK  -  $.00 PAR VALUE                      0
NON VOTING PREFERRED STOCK  -  $.00 PAR VALUE                   0
                                                Exhibit Index on Page 10

                                          (1)

                                                         PAGE 1 OF 13 PAGES

                           FINANCIAL INFORMATION
                         AMERICAN CONSUMERS, INC.
           CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                          THIRTEEN WEEKS ENDED
                                          September 2, August 27,
                                              1995        1994
                                          ------------ -----------

NET SALES                                 $7,284,621   $7,097,746
COST OF GOODS SOLD                         5,757,988    5,637,474
                                           ---------   ----------
Gross Margin                               1,526,633    1,460,272
OPERATING EXPENSES                         1,473,387    1,385,076
                                           ---------   ----------
Operating Income                              53,246       75,196

OTHER INCOME (EXPENSE)
  Interest income                              5,046        7,864
  Other income                                11,939       10,143
  Interest expense                           (4,946)      (4,118)
                                           ---------   ----------
Income Before Income Taxes                    65,285       89,085

PROVISION (BENEFIT) FOR INCOME TAXES          22,243       31,172

NET INCOME                                    43,042       57,913

RETAINED EARNINGS:
  Beginning                                1,467,651    1,371,264

Cash dividends                              (18,549)     (18,836)

Redemption of common stock                      (15)        (125)
                                           ---------    ---------
Ending                                     1,492,129    1,410,216
                                           =========    =========
PER SHARE:
  Net income                                  $0.046       $0.062
                                              ======       ======
Cash dividends                              ($0.020)     ($0.020)
                                            ========     ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                         927,398      941,418
                                             =======      =======

                     See Notes to Financial Statements
                                    (2)
                                                         PAGE 2 OF 13 PAGES

                           FINANCIAL INFORMATION
                         AMERICAN CONSUMERS, INC.
                          CONDENSED BALANCE SHEET
                                               September 2,       June 3,
                                                   1995            1995
                                               -------------     ---------

                               --ASSETS--
CURRENT ASSETS:
 Cash                                           $674,349         $416,456
 Securities purchased under agreement
   to resell                                      94,493          187,700
 Certificate of deposit                          337,021          337,021
 Accounts receivable                             254,003          238,523
 Inventories                                   1,647,840        1,599,435
 Prepaid expenses                                 62,232           80,624
                                               ---------        ---------
   Total current assets                        3,069,938        2,859,759
                                               ---------        ---------
PROPERTY - At cost:
 Property                                      2,305,996        2,295,587
 Less accumulated depreciation                 1,495,834        1,458,153
                                               ---------        ---------
    Property - Net                               810,162          837,434
                                               ---------        ---------
OTHER ASSETS                                      38,529           39,442
                                              ----------       ----------
TOTAL ASSETS                                  $3,918,629       $3,736,635
                                              ==========       ==========
    --LIABILITIES AND STOCKHOLDERS' EQUITY--

CURRENT LIABILITIES:
 Accounts payable                               $835,971         $718,368
 Short-term borrowings                           201,000          198,000
 Accrued sales tax                               137,560          168,993
 Accrued income taxes                             22,868            -----
 Other accrued liabilities                       177,734          122,912
                                               ---------        ---------
    Total Current Liabilities                  1,375,133        1,208,273
                                               ---------        ---------
DEFERRED INCOME TAX LIABILITY                     22,919           26,759
                                               ---------        ---------
DEFERRED INCOME                                  162,494          167,793
                                               ---------        ---------
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY:
Non voting preferred stock; authorized
 5,000,000 shares of no par value; no shares
 issued                                            ----             ----
Non voting common stock; authorized
 5,000,000 shares of $.10 par value; no
 shares issued                                     ----             ----

Common stock; authorized 5,0000,000
 shares of $.10 par value; issued and
 outstanding at 6/3/95, 927,444 and at
 9/2/95, 927,224 shares.                          92,722           92,744
Additional paid-in capital                       773,232          773,415
Retained Earnings                              1,492,129        1,467,651
                                               ---------        ---------
Total Stockholders Equity                      2,358,083        2,333,810
                                               ---------        ---------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY        3,918,629        3,736,635
                                               =========        =========

                     See Notes to Financial Statements

                                       (3)

                                                         PAGE 3 OF 13 PAGES

                           FINANCIAL INFORMATION
                         AMERICAN CONSUMERS, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                                                    THIRTEEN WEEKS ENDED
                                                September 2,     August 27,
                                                   1995             1994
                                                ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                      $43,042          $57,913
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
     Depreciation and Amortization                37,681           41,212
     Deferred income taxes                        (3,840)            (500)

     Deferred income                              (5,299)          (5,298)
     Change in operating assets and
       liabilities:
        Accounts receivable                      (15,480)           6,767
        Inventories                              (48,405)          14,978
        Prepaid expenses                          18,392          (12,256)
        Accounts payable                         117,603           46,636
        Accrued sales tax                        (31,433)           3,909
        Accrued income taxes                      22,868          (84,098)
        Other accrued liabilities                 54,822          (24,852)
                                                ---------         --------
Net cash provided by (used in) operating         189,951           44,411
activities                                      ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property                          (10,409)         (12,162)

   Other                                             913          (81,713)
                                                ---------         --------
Net cash used in investing activities             (9,496)         (93,875)
                                                ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in short-term borrowings         3,000           30,840
     Net increase in long-term borrowings              0           44,964
     Cash dividends                              (18,549)         (18,836)
     Redemption of common stock                     (220)          (1,892)
                                                 --------         --------
Net cash provided by financing activities        (15,769)          55,076
                                                 --------         --------
Net increase in cash                             164,686            5,612

Cash and cash equivalents at beginning of
period                                           604,156          974,716
                                                 -------          -------
Cash and cash equivalents at end of period       768,842          980,328
                                                 =======          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
 Cash paid during the period for:
     Income taxes                                  4,225          116,745
                                                 =======          =======
     Interest                                      4,946            4,118
                                                 =======          =======

                     See Notes to Financial Statement

                                    (4)

                                                         PAGE 4 OF 13 PAGES

                         AMERICAN CONSUMERS, INC.
                       NOTES TO FINANCIAL STATEMENTS


(1)  Basis of  Presentation.

     The financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the industry.

     The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Corporation's 1995 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

(2)  Commitments and Contingencies.

     The Company has begun the process of installing direct store delivery equipment and replacing cash registers with registers capable of scanning at the checkout. The new front-end equipment will also allow the acceptance of certain credit cards and acceptance of electronic benefits at a later date. Other capital expenditures are not expected to exceed $100,000 during the next fiscal year.

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company will be at the discretion of the Board of Directors.

     None of the Company's employees are represented by a union.












                                   (5)

                                                         PAGE 5 OF 13 PAGES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS

                                                      THIRTEEN WEEKS ENDED
                                                     -------------------------
                                                     September 2,   August 27,
                                                         1995           1994
                                                     ------------   ----------
Sales                                                $7,284,621     $7,097,746
% Sales Increase (Decrease)                                2.63          (1.69)
Gross Margin %                                            20.96          20.57
Operating and Administrative Expense:
  Amount                                             $1,473,387     $1,385,076
  % of Sales                                              20.23          19.51
Net Income                                              $43,042        $57,913

     Overall sales increased 2.63% from sales for the same quarter last year. This increase is attributable to increased sales at five of the Company's six stores. Management believes this increase is due to the success of its current advertising program and changes in consumer buying patterns following a change in ownership of one of the Company's major competitors. The Company seeks to improve its profitability by obtaining the lowest cost available for its goods.

     Operating and administrative expense increased between the two quarters presented due largely to increased advertising expense incurred through the ad group to which the Company now belongs. However, this increase was substantially offset by the increase in sales and gross margin.

     Prepaid expenses decreased from $80,624 at June 3, 1995 to $62,232 at September 2, 1995 due to the payment of rent overages accrued at year end.

     Accounts payable increased $117,603,of which $48,405 is attributable to an increase in the dollar value of inventory on the Company's balance sheet. The remainder of the increase is due to normal operations.


Income Taxes:
     The provision for income taxes for the quarter ended September 2, 1995 was $22,243 and $31,172 for the quarter ended August 27, 1994. The provision for income taxes does not vary significantly from the statutory rate of 34%. No accrued income taxes were booked as of June 3, 1995 because estimated payments for the fiscal year then ended exceeded the liability.


Inflation:
     Although not a current significant factor, the Company continues to seek ways to cope with the threat of renewed inflation. To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the goods sold by the Company.

                              (6)
                                                         PAGE 6 OF 13 PAGES

                          FINANCIAL CONDITION


Liquidity and Capital Resources:

     The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowing. Short-term borrowing to finance inventory purchases is provided by the Company's $800,000 line of credit with a regional bank. An additional line of credit in the amount of $300,000 is also available from its principal inventory supplier. Long-term borrowing generally finances capital expansion.

     Short-term borrowings as of September 2, 1995 and June 3, 1995 consist of unsecured notes payable to a principal stockholder. Notes to the stockholder, in the amount of $201,000 and $198,000 respectively, are payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit to finance inventory purchases.

     The ratio of current assets to current liabilities was 2.23 to 1 at the end of the latest quarter, September 2, 1995, as compared to
2.29 to 1 on August 27, 1994 and 2.37 to 1 at the end of the fiscal year ended June 3, 1995. Cash and cash equivalents constituted 25.04% of the total current assets at September 2, 1995 as compared to 32.34% at August 27, 1994 and 21.13% at June 3, 1995. The decrease in cash is attributable to the purchase of equipment during the last month of the Company's year end.

     During the quarter ended September 2, 1995 retained earnings increased as a result of the Company's net income for the quarter.











                              (7)
                                                     PAGE 7 OF 13 PAGES

                       AMERICAN CONSUMERS, INC.



          PART II   OTHER INFORMATION

          Item 4    Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Shareholders on September 14, 1995, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 1995. Proxies were solicited by management in favor of seven nominees, with no solicitation in opposition to management's nominees. All of such nominees were elected, with the number of votes cast for, against, or withheld as well as the number of broker non votes and abstention as to each nominee having been as follows:

                                VOTES    VOTES               BROKER
                      TOTAL     CAST     CAST      VOTES      NON
        NOMINEE       SHARES     FOR    AGAINST   WITHHELD   VOTES
[S]                   [C]      [C]      [C]       [C]       [C]
Michael A. Richardson 638,960  638,850    110      288,484   33,990
Paul R. Cook          638,960  638,520    440      288,484   33,990
Virgil E. Bishop      638,960  638,740    220      288,484   33,990
John P. Price         638,960  638,960             288,484   33,990
Thomas L. Richardson  638,960  638,850    110      288,484   33,990
Jerome P. Sims, Sr.   638,960  638,960             288,484   33,990
Herbert S. Willbanks  638,960  638,630    330      288,484   33,990

          Item 6    EXHIBITS AND REPORTS ON FROM 8-K

                    (a) The following exhibits are filed as a part of the, report.

                         (10)  Renewal Lease Extension for the Company's
                                Stevenson, Alabama location.

                         (11)  Statement re: computation of per share earnings.

                    (b) During the most recent quarter, the Company has not filed a report on Form 8-K.






                              (8)
                                                     PAGE 8 OF 13 PAGES

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1034, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN CONSUMERS, INC.
                                        (Registrant)


                                    /s/ Michael A. Richardson
     Date: 10/16/95                __________________________________
                                   Michael A. Richardson
                                   CHAIRMAN
                                   (Principal Executive Officer)


                                    /s/ Paul R. Cook
     Date: 10/16/95                __________________________________
                                   Paul R. Cook
                                   EXECUTIVE VICE PRESIDENT - TREASURER
                                   (Principal Financial Officer & Chief
                                   Accounting Officer)






















                                   (9)
                                                     PAGE 9 OF 13 PAGES