Form 10-Q/A
period 1995-09-02
AMERICAN CONSUMERS INC
filed 1995-11-17
CIK 4811

Form 10-Q/A

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

     The registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended September 2, 1995, which was filed with the Commission on October 17, 1995, as set forth below:

        Part II, Item 6(a) of the Quarterly Report on Form 10-Q is amended to reflect the filing of a Financial Data Schedule for the Company's quarterly period ended September 2, 1995 as Exhibit (27) to such report, which exhibit is filed herewith.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN CONSUMERS, INC.
                                        (Registrant)


                                    /s/ Michael A. Richardson
     Date: 11/17/95                __________________________________
                                   Michael A. Richardson
                                   CHAIRMAN
                                   (Principal Executive Officer)


                                    /s/ Paul R. Cook
     Date: 11/17/95                __________________________________
                                   Paul R. Cook
                                   EXECUTIVE VICE PRESIDENT - TREASURER
                                   (Principal Financial Officer & Chief
                                   Accounting Officer)