Form 10-Q
period 1995-12-02
AMERICAN CONSUMERS INC
filed 1996-01-16
CIK 4811

Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.
                                  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 2, 1995
                    OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

      Commission File No. 0-5815

                        AMERICAN CONSUMERS, INC.
=========================================================================
         (Exact name of registrant as specified in its charter)

           GEORGIA                           58-1033765
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)                Number)

    P.O. BOX 2328, 418A BATTLEFIELD PKWY., FORT OGLETHORPE, GA  30742
             (Address of principal executive offices)       (Zip Code)

   Registrant's Telephone Number, including Area Code: (706) 861-3347

                                   N/A
=========================================================================
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

                  APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at January 9, 1996
COMMON STOCK - $.10 PAR VALUE                          925,753
NON VOTING COMMON STOCK - $.00 PAR VALUE                  0
NON VOTING PREFERRED STOCK - $.00 PAR VALUE               0
                                      Exhibit Index on Page 10

                          FINANCIAL INFORMATION
                        AMERICAN CONSUMERS, INC.
          CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                           THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                         December 2,  November 26,  December 2,  November 26,
                                1995          1994         1995          1994
                         -----------  ------------  -----------  ------------
NET SALES                 $7,217,438    $6,883,305  $14,502,059   $13,981,051
COST OF GOODS SOLD         5,739,345     5,465,075   11,497,333    11,102,549
                          ----------    ----------   ----------    ----------
Gross Margin               1,478,093     1,418,230    3,004,726     2,878,502
OPERATING EXPENSES         1,455,486     1,373,253    2,928,874     2,758,329
                          ----------     ---------   ----------    ----------
Operating Income              22,607        44,977       75,852       120,173

OTHER INCOME (EXPENSE)
      Interest income          7,115         6,147       12,163        14,011
        Other income          13,157        13,089       25,096        23,232
   Loss on sale of assets     (5,792)    - -  - - -      (5,792)   - - - - - -
      Interest expense        (4,686)       (4,266)      (9,633)       (8,384)
                            --------       -------     --------       -------
Income Before Income          32,401        59,947       97,686       149,032
Taxes
PROVISION FOR
 INCOME TAXES                  6,890        20,928       29,133        52,100
                              ------       -------      -------       -------
NET INCOME                    25,511        39,019       68,553        96,932

RETAINED EARNINGS:
 Beginning                 1,492,129     1,410,216    1,467,651     1,371,264

 Cash dividends              (18,544)      (18,805)     (37,093)      (37,641)

Redemption of common             (73)         (778)         (88)         (903)
stock                           ----         -----        -----         -----
Ending                     1,499,023     1,429,652    1,499,023     1,429,652
                           =========     =========    =========     =========

PER SHARE:
 Net income                   $0.028        $0.041       $0.074        $0.103
                              ======        ======       ======        ======
 Cash dividends              ($0.020)      ($0.020)     ($0.040)      ($0.040)
                             =======      ========     ========      ========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING       927,330       940,415      927,263       939,413
                             =======       =======      =======       =======

                    See Notes to Financial Statements

                          FINANCIAL INFORMATION
                        AMERICAN CONSUMERS, INC.
                        CONDENSED BALANCE SHEETS

                                                    December 2,    June 3,
                                                           1995       1995
                                                    -----------  ----------
                              - - ASSETS- -
CURRENT ASSETS:
 Cash                                                $  841,880  $  416,456
 Securities purchased under agreement
   to resell                                            -------     187,700
Certificate of deposit                                  346,633     337,021
Accounts receivable                                     205,433     238,523
Inventories                                           1,763,656   1,599,435
Prepaid expenses                                         97,902      80,624
                                                         ------      ------
 Total current assets                                 3,255,504   2,859,759
                                                      ---------   ---------
PROPERTY - At cost:
 Property                                             2,306,211   2,295,587
 Less accumulated depreciation                        1,519,476   1,458,153
                                                      ---------   ---------
 Property - Net                                         786,735     837,434
                                                        -------     -------
OTHER ASSETS                                             38,529      39,442
                                                         ------      ------
TOTAL ASSETS                                         $4,080,768  $3,736,635
                                                     ==========  ==========
        - -LIABILITIES AND STOCKHOLDERS' EQUITY- -

CURRENT LIABILITIES:
 Accounts payable                                    $  803,100  $  718,368
 Short-term borrowings                                  376,528     198,000
 Accrued sales tax                                      174,572     168,993

 Other accrued liabilities                              183,004     122,912
                                                        -------     -------
    Total Current Liabilities                         1,537,204   1,208,273
                                                      ---------   ---------
DEFERRED INCOME TAX LIABILITY                            22,419      26,759
                                                         ------      ------
DEFERRED INCOME                                         157,195     167,793
                                                        -------     -------
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY:
 Non voting preferred stock; authorized 5,000,000
 shares of no par value; no shares issued               -------     -------
 Non voting common stock; authorized 5,000,000
 shares of $.10 par value; no shares issued             -------     -------
Common stock; authorized 5,000,000 shares
 of $.10 par value; issued 926,120                       92,612      92,744
Additional paid-in capital                              772,315     773,415
Retained earnings                                     1,499,023   1,467,651
                                                      ---------   ---------
 Total Stockholders' Equity                           2,363,950   2,333,810
                                                      ---------   ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $4,080,768  $3,736,635
                                                     ==========  ==========

                    See Notes to Financial Statements

                          FINANCIAL INFORMATION
                        AMERICAN CONSUMERS, INC.
                    CONDENSED STATEMENT OF CASH FLOWS

                                                     TWENTY-SIX WEEKS ENDED
                                                  December 2,  November 26,
                                                         1995          1994
                                                  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $  68,553     $  96,932
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Depreciation and amortization                         77,997        83,742
 Deferred income taxes                                 (4,340)       (1,000)
 (Gain) loss on sale of property                        5,792        (2,000)
 Deferred income                                      (10,598)      (10,241)
 Change in operating assets and liabilities:
 Certificate of deposit                                (9,612)       (7,365)
 Accounts receivable                                   33,090       (10,386)
 Inventories                                         (164,221)     (152,520)
 Prepaid expenses                                     (17,278)      (17,663)
 Accounts payable                                      84,732       (49,980)
 Accrued sales tax                                      5,579       (31,049)
 Accrued income taxes                                   ------     (121,455)
 Other accrued liabilities                             60,092        24,948
                                                     ---------    ----------
Net cash provided by (used in) operating activities   129,786      (198,037)
                                                     ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property                                 (35,590)      (72,969)
 Proceeds from disposal of property                     2,500         2,000
 Other                                                    913       (80,189)
                                                    ----------    ----------
    Net cash used in investing activities             (32,177)     (151,158)
                                                    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in short-term borrowings                178,528        20,840
Net increase in long-term borrowings                   ------        36,898
Cash dividends                                        (37,093)      (37,641)
Redemption of common stock                             (1,320)      (13,670)
                                                    ----------    ----------
 Net cash provided by financing activities            140,115         6,427
                                                    ----------    ----------
Net increase in cash                                  237,724      (342,768)

Cash and cash equivalents at beginning of period      604,156       974,716
                                                    ----------    ----------
Cash and cash equivalents at end of period          $ 841,880     $ 631,948
                                                    ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Income taxes                                     $  42,819     $ 176,505
                                                    =========     =========
   Interest                                             9,633         8,383
                                                    =========     =========

                    See Notes to Financial Statements

                        AMERICAN CONSUMERS, INC.
                      NOTES TO FINANCIAL STATEMENTS


          (1)  Basis of Presentation.

               The financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the industry.

               The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Corporation's 1994 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

          (2)  Commitments and Contingencies.

               The Company has begun the process of installing direct store delivery equipment and replacing cash registers with registers capable of scanning at the checkout in each of its stores. Annual lease payments on the delivery and scanning equipment, when fully installed in all stores are expected to aggregate approximately $200,000.

               The new front-end equipment will also allow the acceptance of certain credit cards and acceptance of electronic authorization and transfers associated with food stamps and WIC related benefits. The equipment will also facilitate the Company's collection of sales tax in its Georgia stores when the State of Georgia implements exemption of certain items from sales tax. Other capital expenditures for asset additions are not expected to exceed $100,000 during the next fiscal year.

               The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company will be at the discretion of the Board of Directors, which will make such decisions annually at its quarterly meeting in January.

               None of the Company's employees are represented by a union.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS

                     THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                    December 2,   November 26,  December 2,  November 26,
                    -----------------------------------------------------
                           1995          1994          1995          1994
                    =====================================================
Sales                $7,217,438    $6,883,305   $14,502,059   $13,981,051
% Sales Increase           4.85         (3.05)         3.73         (2.36)
(Decrease)
Gross Margin %            20.48         20.60         20.72         20.59
Operating and
Administrative
Expense:
  Amount              1,455,486     1,272,253     2,928,874     2,758,329
  % of Sales              20.17         19.95         20.20         19.73
Net Income               25,511        39,019        68,553        96,932

     Overall sales increased 4.85% from sales for the same quarter last year. This increase is attributable to increased sales at five of the Company's six stores. Management believes this increase is due, in part, to favorable customer response to an advertising program which the Company has implemented and to favorable competition with the successor to one of the Company's major competitors. In addition to other means of improving results, the Company seeks to improve its profitability by obtaining the lowest cost available for its goods.

     Operating and administrative expenses have increased slightly over the same period last year, thereby increasing such expenses as a percentage of sales. This increase is due to an increase in advertising expense incurred through the ad group to which the Company belongs. Also, an increase in repairs and services in the past quarter was necessary to prepare three of the Company's stores for new delivery and scanning equipment which the Company has begun to install.

     Accounts payable increased $84,732 due to an increase in the amount
due the Company's principal supplier for inventory.   Due to the holiday
season, inventory is high at the end of the Company's second quarter. This increase in inventory is also the principal reason in the increase in short-term borrowings as of December 2, 1995.

Income Taxes:

     The provision for income taxes for the quarter ended December 2, 1995 was $6,890 and $20,928 for November 26, 1994. The provision for income taxes does not vary significantly from the statutory rate of 34%.

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

     Short-term borrowings consist of unsecured notes payable to a principal stockholder and amounts due to our lead bank under a line of credit. Notes to stockholder, in the sum of $201,000 and $198,000 as of December 2, 1995 and June 3, 1995 respectively, are payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit to finance inventory purchases. The other $175,528 at December 2, 1995 is from the line of credit.

     The ratio of current assets to current liabilities was 2.12 to 1 at the end of the latest quarter, December 2, 1995, as compared to 2.41 to 1 on November 26, 1994 and 2.37 to 1 at the end of the fiscal year ended June 3, 1995. Cash and cash equivalents constituted 25.86% of the total current assets at December 2, 1995 as compared to 21.95% at November 26, 1994 and 21.13% at June 3, 1995.

     During the quarter ended December 2, 1995 retained earnings increased as a result of the Company's net income for the quarter.

                        AMERICAN CONSUMERS, INC.



          PART II   OTHER INFORMATION

          Item 6         EXHIBITS AND REPORTS ON FORM 8-K

                    (a) The following exhibits are filed as a part of the report.

                         (10) Lease renewal for the Company's office
                              in Fort Oglethorpe, Georgia.

                         (11) Statement re: computation of per share
                              earnings.

                    (b) During the most recent quarter, the Company has not filed a report on Form 8-K.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN CONSUMERS, INC.
                                   (Registrant)


     Date: January 16, 1996         /s/ Michael A. Richardson
                                   --------------------------------------
                                   Michael A. Richardson
                                   CHAIRMAN
                                   (Principal Executive Officer)


     Date: January 16, 1996         /s/ Paul R. Cook
                                   --------------------------------------
                                   Paul R. Cook
                                   EXECUTIVE VICE PRESIDENT - TREASURER
                                   (Principal Financial Officer & Chief
                                    Accounting Officer)