Form 10-Q
period 1996-03-02
AMERICAN CONSUMERS INC
filed 1996-04-23
CIK 4811

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.
                                   20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 2, 1996
                    OR
[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from          to

      Commission File No. 0-5815

                         AMERICAN CONSUMERS, INC.
    ------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           GEORGIA                            58-1033765
           ---------                          -----------
    (State or other jurisdiction of    (I.R.S. Employer Identification
     incorporation or organization)                Number)

     P.O. BOX 2328, 418A BATTLEFIELD PKWY., FORT OGLETHORPE, GA  30742
    -------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

    Registrant's Telephone Number, including Area Code: (706) 861-3347

                                    N/A
         ---------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

           Class                             Outstanding at April 4, 1996
COMMON STOCK - $.10 PAR VALUE                          925,753
NON VOTING COMMON STOCK - $.00 PAR VALUE                  0
NON VOTING PREFERRED STOCK - $.00 PAR VALUE               0

                                       Exhibit Index on Page 10

                                   (1)

                           FINANCIAL INFORMATION
                         AMERICAN CONSUMERS, INC.
           CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                           THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                        -------------------------    -----------------------
                           March 2,  February 25,       March 2, February 25,
                             1996        1995            1996         1995
                        -----------  ------------    ----------   -----------
NET SALES               $7,582,683   $ 7,269,009    $22,084,742  $21,250,060
COST OF GOODS SOLD       5,906,488     5,769,937     17,403,821   16,872,486
                        -----------  -----------    ------------ ------------
Gross Margin             1,676,195     1,499,072      4,680,921    4,377,574
OPERATING EXPENSES       1,547,320     1,428,533      4,476,194    4,186,862
                        -----------  -----------    ------------ ------------
Operating Income           128,875        70,539        204,727      190,712

OTHER INCOME (EXPENSE)
   Interest income           5,186         6,648         17,348       20,659
   Other income             13,964        14,114         39,060       37,346
   Loss on sale of assets  (15,705)      - - - -        (21,497)     - - - -
   Interest expense         (5,025)       (4,435)       (14,657)     (12,819)
                        ----------   ------------   ------------ ------------
Income Before Income       127,295        86,866        224,981      235,898
Taxes

PROVISION (BENEFIT) FOR
 INCOME TAXES               50,427        32,686         79,560       84,786
                        ----------   -----------    -----------  -----------
NET INCOME                  76,868        54,180        145,421      151,112

RETAINED EARNINGS:
 Beginning               1,499,023     1,429,652      1,467,651    1,371,264

 Cash dividends          - - - - -       (18,569)       (37,093)     (56,210)

 Redemption of common          (24)          (52)          (112)        (955)
 stock
                        -----------  ------------   -----------  -----------
 Ending                 $1,575,867   $ 1,465,211    $ 1,575,867  $ 1,465,211
                        ===========  ===========    ===========  ===========

PER SHARE:
 Net income                 $0.083        $0.058         $0.157       $0.162
                            ======        ======         ======       ======
 Cash dividends             $0.000        $0.020         $0.040       $0.061
                            ======        ======         ======       ======
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING         927,011       937,548        926,760      935,684
                           =======       =======        =======      =======

                     See Notes to Financial Statements
                                    (2)

                           FINANCIAL INFORMATION
                         AMERICAN CONSUMERS, INC.
                         CONDENSED BALANCE SHEETS
                                                    March 2,     June 3,
                                                      1996        1995
                                                  ----------   ----------
                              - - ASSETS- -
CURRENT ASSETS:
 Cash                                             $  477,672   $  416,456
 Securities purchased under agreement
   to resell                                         471,079      187,700
 Certificate of deposit                              346,633      337,021
 Accounts receivable                                 211,614      238,523
 Inventories                                       1,664,952    1,599,435
 Prepaid expenses                                     82,852       80,624
                                                   ---------    ---------
 Total current assets                              3,254,802    2,859,759
                                                   ---------    ---------
PROPERTY - At cost:
 Property                                          2,306,875    2,295,587
 Less accumulated depreciation                     1,552,832    1,458,153
                                                   ---------    ---------
 Property - Net                                      754,043      837,434
                                                   ---------    ---------
OTHER ASSETS                                          20,167       39,442
                                                   ---------    ---------
TOTAL ASSETS                                      $4,029,012   $3,736,635
                                                  ==========   ==========

                - -LIABILITIES AND STOCKHOLDERS' EQUITY- -
CURRENT LIABILITIES:
 Accounts payable                                 $  828,211   $  718,368
 Notes payable to principal stockholder              201,000      198,000
 Accrued sales tax                                   179,044      168,993
 Accrued income taxes                                 15,471       - - -
 Other accrued liabilities                           191,023      122,912
                                                   ---------    ---------
    Total Current Liabilities                      1,414,749    1,208,273
                                                   ---------    ---------
DEFERRED INCOME TAX LIABILITY                         21,919       26,759
                                                   ---------    ---------
DEFERRED INCOME                                      151,897      167,793
                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
Non voting preferred stock; authorized 5,000,000
 shares of no par value; no shares issued              ----         ----
Non voting common stock; authorized 5,000,000
 shares of $.10 par value; no shares issued            ----         ----
Common stock; authorized 5,000,000 shares
 of $.10 par value; issued 940,234                    92,575        92,744
Additional paid-in capital                           772,005       773,415
Retained earnings                                  1,575,867     1,467,651
                                                   ---------     ---------
 Total Stockholders' Equity                        2,440,447     2,333,810
                                                   ---------     ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $4,029,012    $3,736,635
                                                  ==========    ==========

                    See Notes to Financial Statements
                                 (3)

                           FINANCIAL INFORMATION
                         AMERICAN CONSUMERS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS

                                                   THIRTY-NINE WEEKS ENDED
                                                  -------------------------
                                                    March 2,  February 25,
                                                      1996         1995
                                                  ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                       $  145,421   $  151,112
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                     120,228      131,599
   Deferred income taxes                              (2,000)      (1,500)
   (Gain) loss on sale of property                    22,075       (3,090)
   Deferred income                                   (15,896)     (16,251)
   Change in operating assets and liabilities:
    Certificate of deposit                            (9,612)      (7,365)
    Accounts receivable                               26,909        7,344
    Inventories                                      (65,517)     (55,161)
    Prepaid expenses                                  (2,228)     (12,258)
    Accounts payable                                 109,843      (17,166)
    Accrued sales tax                                 10,051      (29,649)
    Accrued income taxes                              15,471     (117,174)
    Other accrued liabilities                         68,111       21,425
                                                     -------      -------
 Net cash provided by (used in) operating activities 422,856       51,866
                                                     -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property                                (63,560)     (95,782)
 Proceeds from disposal of property                    4,648        3,090
 Other                                                16,435       (4,313)
                                                     --------     --------
    Net cash used in investing activities            (42,477)     (97,005)
                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in short-term borrowings                 3,000        5,000
 Cash dividends                                      (37,093)     (56,210)
 Redemption of common stock                           (1,691)     (14,462)
                                                     --------     --------
 Net cash provided by (used in) financing activities (35,784)     (65,672)
                                                     --------     --------
Net increase (decrease) in cash                      344,595     (110,811)

Cash and cash equivalents at beginning of period     604,156      974,716
                                                     -------      -------
Cash and cash equivalents at end of period        $  948,751   $  863,905
                                                     =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Income taxes                                   $   68,929   $  206,385
                                                      ======      =======
   Interest                                       $   14,657   $   12,819
                                                      ======       ======

                     See Notes to Financial Statements
                                  (4)

                         AMERICAN CONSUMERS, INC.
                       NOTES TO FINANCIAL STATEMENTS


     (1)  Basis of Presentation.

          The financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the industry.

          The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Corporation's 1994 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

     (2)  Commitments and Contingencies.

          The Company has begun the process of installing direct store delivery equipment and replacing cash registers with registers capable of scanning at the checkout in each of its stores. Annual lease payments on the delivery and scanning equipment, when fully installed in all stores are expected to aggregate approximately $200,000 per year. At March 2, 1996, registers at four of the six stores had been replaced, with direct store delivery equipment being installed in three of the six stores.

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

          The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company will be at the discretion of the Board of Directors, which will make such decisions annually at its quarterly meeting in January. At the Board Meeting in January 1996, the Board voted to contribute $20,000 to the plan on behalf of plan participants. The expense for this contribution is included in the accompanying financial statements.

          None of the Company's employees are represented by a union.
                                    (5)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS

                       THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                       ---------------------   ------------------------
                       March 2,  February 25,    March 2,   February 25,
                         1996        1995          1996         1995
                      ---------   ----------    ---------     ---------
Sales                 $7,582,683 $7,269,009    $22,084,742  $21,250,060
% Sales Increase            4.32       1.70           3.93       (1.01)
  (Decrease)
Gross Margin %             22.11      20.62          21.20        20.60

Operating and
Administrative
Expense:
  Amount               1,547,320  1,428,533      4,476,194    4,186,862
  % of Sales               20.41      19.65          20.27        19.70

Net Income            $   76,868 $   54,180    $   145,421  $   151,112

     Overall, sales increased 4.32% from sales for the same quarter last year. This increase is attributable to increased sales at five of the Company's six stores. Management believes this increase is due, in part, to favorable customer response to an advertising program which the Company has implemented and to favorable competition with the successor to one of the Company's major competitors. In addition to other means of improving results, the Company seeks to improve its profitability by obtaining the lowest cost available for its goods.

     Operating and administrative expenses have increased slightly over the same period last year, thereby increasing such expenses as a percentage of sales. This increase is due to an increase in advertising expense incurred through the ad group to which the Company belongs. Also, an increase in rent was incurred in the past quarter for leases on the registers and back door equipment being installed in all stores. Operating and administrative expense for the quarter ended March 2, 1996 also includes the initial contribution to the 401(k) plan of $20,000.

     Other assets decreased due to the investment in an alternate supplier maturing and being redeemed during the quarter. Accounts payable are higher than at year-end, due mainly to the higher inventory being carried now as opposed to inventory carried at year-end.

     Other accrued liabilities increased due to an increase in accrued payroll and bonuses at the end of the current quarter.

Income Taxes:
     The provision for income taxes for the quarter ended March 2, 1996 was $50,427 and $32,686 for the quarter ended February 25, 1995. The provision for income taxes does not vary significantly from the statutory rate of 34%.

Inflation:
     Although not a current significant factor, the Company continues to seek ways to cope with the threat of renewed inflation. To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the goods sold by the Company.
                                   (6)

                            FINANCIAL CONDITION

Liquidity and Capital Resources:

     The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowing. Short-term borrowing to finance inventory purchases is provided by the Company's $800,000 line of credit with a regional bank. An additional line of credit in the amount of $300,000 is also available from its principal inventory supplier. Long-term borrowing has not been necessary for several years but generally finances capital expansion.

     Short-term borrowings consist of unsecured notes payable to a principal stockholder. The notes to stockholder, in the sum of $201,000 and $198,000 as of March 2, 1996 and as of June 3, 1995 respectively, are payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit to finance inventory purchases.

     The ratio of current assets to current liabilities was 2.30 to 1 at the end of the latest quarter, March 2, 1996, as compared to 2.28 to 1 on February 25, 1995 and 2.37 to 1 at the end of the fiscal year ended June 3, 1995. Cash and cash equivalents constituted 29.15% of the total current assets at March 2, 1996 as compared to 28.89% at February 25, 1995 and 21.13% at June 3, 1995.

     During the quarter ended March 2, 1996 retained earnings increased as a result of the Company's net income for the quarter.
                                   (7)

                         AMERICAN CONSUMERS, INC.



          PART II   OTHER INFORMATION

          Item 6    EXHIBITS AND REPORTS ON FORM 8-K

                    (a) The following exhibits are filed as a part of the report.

                         (11) Statement re: computation of per share earnings.

                    (b) During the most recent quarter, the Company did not file a report on Form 8-K.







                                    (8)

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN CONSUMERS, INC.
                                   (Registrant)

           April 22, 1996          /s/ Michael A. Richardson
     Date: ________________        ___________________________________
                                   Michael A. Richardson
                                   CHAIRMAN
                                   (Principal Executive Officer)

           April 22, 1996          /s/ Paul R. Cook
     Date: ________________        ______________________________
                                   Paul R. Cook
                                   EXECUTIVE VICE PRESIDENT - TREASURER
                                   (Principal Financial Officer & Chief
                                    Accounting Officer)




                                   (9)