Form 10-K
period 1996-06-01
AMERICAN CONSUMERS INC
filed 1996-09-03
CIK 4811

FORM 10-K

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549


(Mark One)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
	OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year ended June 1, 1996

	OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

For the transition period from _______ to _________

Commission File No. 0-5815


AMERICAN CONSUMERS, INC.
	(Exact name of registrant as specified in its charter)


	   Georgia                                  58-1033765
(State or other jurisdiction       (I.R.S. Employer Identification
 of incorporation or                   Number)
 organization)



P.O. Box 2328, 418-A Battlefield Pkwy., Ft. Oglethorpe, GA    30742
   (Address of principal executive offices)              (Zip Code)


Registrant's Telephone Number, including Area Code: (706) 861-3347


Securities registered pursuant to Section 12(g) of the Act:

		    Common Stock, $0.10 par value
		       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X                 NO
    -----                  -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]


State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

AS OF AUGUST 12, 1996, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $198,256. (Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by available bid price information.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

924,653 SHARES OF COMMON STOCK, $0.10 PAR VALUE, AS OF AUGUST 12, 1996.

List hereunder the following documents, if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
 (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

(1)  SPECIFIED PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO
SHAREHOLDERS FOR THE FISCAL YEAR ENDED JUNE 1, 1996, INCORPORATED BY REFERENCE INTO PART II OF THIS REPORT ON FORM 10-K.

(2) SPECIFIED PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE REGISTRANT'S ANNUAL MEETING OF SHAREHOLDERS TO BE HELD SEPTEMBER 12, 1996
INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.

	PART I

ITEM 1.  BUSINESS

Incorporated in Georgia in 1968, American Consumers, Inc. (the
"COMPANY"), operates six (6) supermarkets within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee.

All of the Company's supermarkets are operated under the name "Shop-Rite." All of the Company's supermarkets are self-service and are engaged in the retail selling of groceries including meats, fresh produce, dairy products, frozen foods, bakery products, tobacco products, and miscellaneous other non-food items. The Company's supermarkets feature national brand merchandise with only a minor part of sales from controlled-label, private-label or generic merchandise. "Controlled-label" or "private-label" merchandise is merchandise purchased from national or local suppliers under a trade name chosen by the wholesaler supplying the merchandise. The Company's supermarkets offer milk and certain dairy products, as well as frozen vegetables and jellies, under the controlled-labels "Hyde Park," "Rainbow" and "Marquee." Bread and related bakery items are also offered as controlled-label groceries.

During the fiscal year ended June 1, 1996, Company's major supplier of staple groceries was Fleming Co., Inc. ("FLEMING") formerly, Malone & Hyde, Inc., with its principal corporate offices in Oklahoma City, Oklahoma. For the fiscal year ended June 1, 1996, approximately 75% of the Company's total inventory purchases of $23,802,567 were made from Fleming. Prior years purchases from Fleming were approximately 69%. One of the Company's stores was supplied by another wholesaler for about five months of the 1995 year. The inventory purchases from Fleming covered all lines of the Company's groceries. Fleming was the Company's principal supplier of tobacco products and meat products. Purchases from Specialty Produce Company, a local produce supplier, account for the majority of the Company's produce purchases.

Various local suppliers within the geographical area served by the Company's supermarkets provide the Company with approximately half of its requirements of certain perishable items, including produce, and account for approximately 25% of the Company's total inventory purchases. The Company believes that there are other adequate and convenient sources of groceries, including several area and local suppliers, which could meet its needs. Accordingly, the Company is not dependent upon any particular supplier for its requirements of groceries.

	The supermarket industry is highly competitive, and the principal method of competition has been, in previous years, the pricing of groceries. The Company's current major competitors now include various local and three regional chains. The nature of such price competition now includes the sale of selected items at below cost prices as "loss-leaders" or "advertised specials", the practice of "double couponing" or matching coupon discounts with additional cash discounts, as well as the sale of certain main line items at prices below the Company's wholesale cost. The Company believes that its major competitors have been and are able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company which put the Company at a competitive disadvantage. The Company will continue to strive to remain competitive; however, the Company's current major competitors are much larger operations than the Company and, it believes, are in a better position to withstand prolonged price competition. The two locations closed during the 1992-1993 fiscal year were closed in response, primarily, to intense price competition. As part of its response to such price competition, the Company seeks to retain supermarket locations in areas where competition from larger chains is less direct.

	Backlog is not a significant factor in the business of the Company.

	The Company employs approximately 97 full-time employees and approximately 101 part-time and seasonal employees.

	The Company believes it is in compliance with all federal, state and local laws relating to environmental protection. No capital expenditures for equipment relating to environmental protection are presently anticipated.

	The Company is engaged in a single line of business; namely, the retail, self-service grocery business which is not divisible into separate segments. The following table sets forth information for the last three (3) fiscal years as to the total sales and revenue of the Company contributed by each class of products which contributed a significant percentage of the total retail sales and revenues of the Company in the last three (3) fiscal years. 1995 consisted of 53 weeks while 1996 and 1994 consisted of 52 weeks.

			     1996                  1995            1994
			     ----                  ----            ----
Meat                      $ 6,763,852           $ 6,698,449     $ 6,624,137

Produce                     1,915,763             1,875,671       1,907,945

Grocery & Non-
Food Items                 20,606,311            20,260,751      20,009,512


ITEM 2.  PROPERTIES

The executive offices of the Company are located in an 1,800 square-foot office building on Battlefield Parkway in Fort Oglethorpe, Georgia, which the Company holds under a lease for a term of three years, expiring in November 1998, with a one year option to renew through November, 1999.

The Company's supermarkets are located in Ringgold, LaFayette, Chatsworth, and Chickamauga, Georgia; Stevenson, Alabama; and Dayton, Tennessee. All of the six locations are leased from unaffiliated landlords. These leases are presented below:

		  Square                 Current Lease     Renewal
Location          Footage                  Term            Options
- --------          -------           -----------------   -------------
Ringgold, GA      14,400           12/01/92 - 11/30/97  2-5 yr. terms
LaFayette, GA     20,500           02/26/92 - 01/31/02  3-5 yr. terms
Chatsworth, GA    24,360           04/29/88 - 04/28/03  3-5 yr. terms
Chickamauga, GA   13,840           04/07/86 - 12/31/98  3-5 yr. terms
Stevenson, AL     23,860           06/01/94 - 05/31/04  3-5 yr. terms
Dayton, TN        23,004           08/01/92 - 07/31/02  2-5 yr. terms

		 119,964

The supermarkets in Ringgold, LaFayette, and Chatsworth, Georgia;
Stevenson, Alabama; and Dayton, Tennessee, are located in strip shopping centers. The store in Chickamauga, Georgia, is free standing.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party, or of which any of its property is the subject, nor have any material legal proceedings been terminated during the fourth quarter of the Company's fiscal year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
EXECUTIVE OFFICERS OF THE COMPANY

The Company's Board of Directors appoints the Company's Executive Officers for a term of one year. The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company's Executive Officers are set forth in the following table:

Name and Year                   Office(s) Presently
First Elected as                Held, Business Experience
Executive Officer               and Certain Directorships               Age

Michael A. Richardson           Chairman of the Board of                50
1977                             Directors, President, Chief
				 Executive Officer, member of
				 the Executive Committee of
				 the Board of Directors.

Virgil Bishop                   Vice-President, Director,               57
1974                             member of the Executive
				 Committee and the Board
				 of Directors.

Paul R. Cook                    Executive Vice-President,               46
1987                             Treasurer, Chief Financial
				 Officer, Director, member of
				 the Executive Committee and
				 the Board of Directors.
				 Director of Capital Bank,
				 Fort Oglethorpe, Georgia
				 since May 1993.

James E. Floyd                  Vice-President, member of               52
1991                             the Executive Committee
				 (ex-officio).  From 1966 to
				 1991, Mr. Floyd was
				 Grocery Supervisor for
				 the Company.

Reba S. Southern                Secretary, member of the                43
1991                             Executive Committee (ex-
				 officio).  From 1972 to 1991,
				 Mrs. Southern was Administra-
				 tive Assistant for the Company.

				PART II
				-------

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
		MATTERS

The information required by this Item is incorporated herein by reference to page 4 of the Company's annual report to security holders for the fiscal year ended June 1, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to page 3 of the Company's annual report to security holders for the fiscal year ended June 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 5 through 7 of the Company's annual report to security holders for the fiscal year ended June 1, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 8 through 19 of the Company's annual report to security holders for the fiscal year ended June 1, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
		AND FINANCIAL DISCLOSURE

None.


			    PART III
			    --------

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning the Company's Executive Officers is set forth in
Part I of this report on Form 10-K under the caption "Executive Officers of the Company." The remaining information required by this
Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 12, 1996, under the heading "INFORMATION ABOUT NOMINEES FOR DIRECTOR."

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 12, 1996, under the headings "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS."

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 12, 1996, under the heading "PRINCIPAL SHAREHOLDERS."

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 12, 1996, under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS" AND "CERTAIN TRANSACTIONS."


				 PART IV
				 -------

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
		FORM 8-K

(a) 1. The following Financial Statements included in the Company's 1996 Annual Report to the security holders for the fiscal year ended June 1, 1996, are incorporated by reference in
Item 8 hereof:

		-       Report of Independent Accountants

		-       Balance Sheets - June 1, 1996 and June 3, 1995

		- Statements of Income and Retained Earnings - Fiscal Years Ended June 1, 1996; June 3, 1995; and May 28, 1994

		- Statements of Cash Flows - Fiscal Years Ended June 1, 1996; June 3, 1995; and May 28, 1994

		-       Notes to Financial Statements

	2. None of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required under the related instructions, or else are inapplicable to the Company, and therefore no such schedules have been filed.

	3. The following exhibits are either incorporated by reference or attached to and made a part of this report:

	Exhibit 3               Articles of Incorporation and By-Laws.
				Incorporated by reference to Exhibit 3
				to Form 10-K for the year ended May 29,
				1993.

	Exhibit 10(a) Line of Credit Loan Agreement, related Note and Security Agreement dated as of August 1992 by and between the Company and Wachovia Bank of Georgia, N.A.

				Incorporated by reference to Exhibit 10(a) to Form 10-K for the year ended May 29, 1993.

	Exhibit 10(b) Financial Management Account Investment/ Commercial Loan Access Agreement dated October 1, 1993, Amending Line of Credit Loan Agreement dated as of August 1992 by and between the Company and Wachovia Bank of Georgia, N.A. Incorporated by reference to
				Exhibit 10(b) to Form 10-K for the year ended
				June 3, 1995.

	Exhibit 10(c) Note and Security Agreement, together with related Addendum to Financial Management Account Investment/ Commercial Loan Access Agreement between the Company and Wachovia Bank of Georgia, N.A., dated July 6, 1994. Incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended June 3, 1995.

	Exhibit 10(d) Letter Agreement dated December 5, 1994 amending Financial Management Account Investment/Commercial Loan Access Agreement between the Company and Wachovia Bank of Georgia, N.A. Incorporated by reference to
				Exhibit 10(d) to Form 10-K for the year ended
				June 3, 1995.

	Exhibit 10(e)           Promissory Notes to related stockholder.
				Incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended May 29, 1993.

	Exhibit 10(f) Lease for the Company's Ringgold, Georgia location. Incorporated by reference to
				Exhibit 10(e) to Form 10-K for the year ended
				May 29, 1993.

	Exhibit 10(g) Lease Agreement for the Company's LaFayette, Georgia location. Incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended May 29, 1993.

	Exhibit 10(h) Lease Agreement for the Company's Chatsworth, Georgia location. Incorpor- ated by reference to Exhibit 10(g) to Form 10-K for the year ended May 29, 1993.

	Exhibit 10(i)           Lease Agreement for the Company's
				Chickamauga, Georgia location. Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended May 29, 1993.

	Exhibit 10(j) Renewal Lease Agreement for the Company's Stevenson, Alabama location. Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended May 28, 1994.

	Exhibit 10(k) Lease Agreement for the Company's Dayton, Tennessee location. Incorporated by referenced to Exhibit 10(j) to Form 10-K for the year ended May 29, 1993.

	Exhibit 10(l) Lease Agreement for the Company's Trenton, Georgia location. Incorporated by reference to Exhibit 10(k) to Form 10-K for the year ended May 29, 1993.

	Exhibit 10(m) Lease Agreement for the Company's Executive offices. Incorporated by reference to
				Exhibit 10(l) to Form 10-K for the year ended
				May 29, 1993.

	Exhibit 10(n) Equipment Lease and Master License Agreement dated March 31, 1995 between the Company and Fleming Companies, Inc. pertaining to the equipment and software for the Company's electronic cash registers and scanning equipment.

	Exhibit 13              Annual Report to Shareholders for the Fiscal
				Year ended June 3, 1995.

	Exhibit 24              Consent of Messrs. Hazlett, Lewis & Bieter.

(b) The Company has not filed any report on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

						AMERICAN CONSUMERS, INC.

Date: August 21, 1996                           By: s/Michael A. Richardson
						    -----------------------
						    Michael A. Richardson
						    Chairman of the Board,
						    President and Chief
						    Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


	Signature                Title                       Date
	---------                -----                       ----

s/Michael A. Richardson     Chairman of the Board,   August 21, 1996
- -----------------------     President and Chief
Michael A. Richardson        Executive Officer

s/Paul R. Cook              Executive Vice-          August 21, 1996
- -----------------------     President, Chief
Paul R. Cook                Financial Officer,
			    Treasurer (Chief
			    Accounting Officer) and
			    Director

s/Virgil E. Bishop          Vice-President and       August 21, 1996
- -----------------------     Director
Virgil E. Biship

s/John P. Price             Director                 August 22, 1996
- -----------------------
John P. Price

s/Thomas L. Richardson      Director                 August 22, 1996
- -----------------------
Thomas L. Richardson

s/Jerome P. Sims            Director                 August 23, 1996
- -----------------------
Jerome P. Sims, Sr.


- -----------------------     Director                 August __, 1996
Herbert S. Willbanks