Form 10-Q
period 1996-08-31
AMERICAN CONSUMERS INC
filed 1996-10-15
CIK 4811

                                      Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.
                                        20549

(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 1996

    OR
   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

         Commission File No. 0-5815

                               AMERICAN CONSUMERS, INC.
         ------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                 GEORGIA                            58-1033765
    -------------------------------              ---------------
    (State or other jurisdiction of         (I.R.S. Employer Identification
    incorporation or organization)                     Number)

    P.O. Box 2328, 418A Battlefield Pkwy.,       Fort Oglethorpe, GA  30742
    -----------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)

    Registrant's Telephone Number, including Area Code:  (706) 861-3347

                                         N/A
    ----------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at October 7, 1996
COMMON STOCK  -  $.10 PAR VALUE                             924,653
NON VOTING COMMON STOCK  -  $.00 PAR VALUE                     0
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                    0
                                                    Exhibit Index on Page 10


                                       (1)                    PAGE 1 OF 11 PAGES

                                FINANCIAL INFORMATION
                               AMERICAN CONSUMERS, INC.
                CONSDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                         THIRTEEN WEEKS ENDED
                                                      -------------------------
                                                      August 31,   September 2,
                                                         1996          1995
                                                     -----------   ------------

NET SALES                                             $7,249,545    $7,284,621
COST OF GOODS SOLD                                     5,678,257     5,757,988
                                                      ----------    ----------

Gross Margin                                           1,571,288     1,526,633
OPERATING EXPENSES                                     1,464,809     1,473,387
                                                      ----------    ----------

Operating Income                                         106,479        53,246

OTHER INCOME (EXPENSE)
  Interest income                                         11,159         5,046
  Other income (expense)                                 (19,245)       11,939
  Interest expense                                       (17,968)       (4,946)
                                                         -------        ------

Income Before Income Taxes                                80,425        65,285

PROVISION (BENEFIT) FOR INCOME TAXES                      26,824        22,243
                                                          ------        ------

NET INCOME                                                53,601        43,042

RETAINED EARNINGS:
  Beginning                                            1,666,324     1,467,651

  Cash dividends                                       - - - - -       (18,549)

  Redemption of common stock                           - - - - -           (15)
                                                      ----------           ---

  Ending                                               1,719,925     1,492,129
                                                      ----------    ----------
                                                      ----------    ----------

PER SHARE:
  Net income                                              $0.058        $0.046
                                                          ------       -------
                                                          ------       -------

  Cash dividends                                          $0.000        $0.020
                                                          ------        ------
                                                          ------        ------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                     924,653       927,398
                                                         -------       -------
                                                         -------       -------




                          See Notes to Financial Statements


                                     (2)                     PAGE 2 OF 11 PAGES

                                FINANCIAL INFORMATION
                               AMERICAN CONSUMERS, INC.
                               CONDENSED BALANCE SHEETS


                                                      August 31,      June 1,
                                                         1996          1996
                                                      ----------    ----------

                                   --A S S E T S--
CURRENT ASSETS:
  Cash                                                  $678,801      $606,399
  Securities purchased under agreement
     to resell                                           604,288       371,150
  Certificate of deposit                                 355,932       355,932
  Accounts receivable                                    104,047       190,225
  Inventories                                          1,649,934     1,663,304
  Prepaid expenses                                        24,607        55,264
                                                      ----------    ----------
     Total current assets                              3,453,609     3,242,274
                                                      ----------    ----------

PROPERTY - At cost:
  Property                                             2,854,776     2,856,592
  Less accumulated depreciation                        1,626,242     1,614,687
                                                      ----------    ----------
    Property - Net                                     1,228,534     1,241,905
                                                      ----------    ----------
OTHER ASSETS                                              18,248        18,491
                                                      ----------    ----------
TOTAL ASSETS                                          $4,700,391    $4,502,670
                                                      ----------    ----------
                                                      ----------    ----------

                      - -LIABILITIES AND STOCKHOLDERS' EQUITY- -

CURRENT LIABILITIES:
  Accounts payable                                      $861,423      $731,029
  Short-term borrowings                                  180,000       201,000
  Obligations under capital leases, current portion      133,461       109,102
  Accrued sales tax                                      100,297       170,433
  Accrued income taxes                                    27,324        24,067
  Other accrued liabilities                              185,103       161,585
                                                      ----------    ----------
     Total Current Liabilities                         1,487,608     1,397,216
                                                      ----------    ----------
DEFERRED INCOME TAX LIABILITY                             52,519        40,333
                                                      ----------    ----------
DEFERRED INCOME                                          141,299       146,598
                                                      ----------    ----------
OBLIGATIONS UNDER CAPITALIZED LEASE AGREEMENTS           435,487       388,646
                                                      ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY:
  Non voting preferred stock; authorized 5,000,000
     shares of no par value; no shares issued            -  -  -       -  -  -
  Non voting common stock; authorized 5,000,000
     shares of $.10 par value; no shares issued          -  -  -       -  -  -
  Common stock; authorized 5,000,000 shares
     of $.10 par value; issued 924,653                    92,465        92,465
  Additional paid-in capital                             771,088       771,088
  Retained earnings                                    1,719,925     1,666,324
                                                       ---------     ---------
     Total Stockholders' Equity                        2,583,478     2,529,877
                                                       ---------     ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               4,700,391     4,502,670
                                                       ---------     ---------
                                                       ---------     ---------

                          See Notes to Financial Statements


                                     (3)                     PAGE 3 OF 11 PAGES

                                FINANCIAL INFORMATION
                               AMERICAN CONSUMER, INC.
                          CONSENSED STATEMENTS OF CASH FLOWS

                                                                    THIRTEEN WEEKS ENDED
                                                                 -------------------------
                                                                August 31,   September 2,
                                                                   1996          1995
                                                                ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $53,601       $43,042
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                 75,468        37,681
     Deferred income taxes                                         12,186        (3,840)
     Loss on sale of property and equipment                        32,809       - - - -
     Deferred income                                               (5,299)       (5,299)
     Change in operating assets and liabilities:
       Accounts receivable                                         50,178       (15,480)
       Inventories                                                 13,370       (48,405)
       Prepaid expenses                                            30,657        18,392
       Accounts payable                                           130,394       117,603
       Accrued sales tax                                          (70,136)      (31,433)
       Accrued income taxes                                         3,257        22,868
       Other accrued liabilities                                   23,518        54,822
                                                                 --------       -------
Net Cash provided by (used in) operating activities               350,003       189,951
                                                                 --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property                                             (2,123)      (10,409)
  Proceeds from disposal of property and equipment                  7,000       - - - -
  Other                                                               176           913
                                                                 --------       -------
     Net cash used in investing activities                          5,053        (9,496)
                                                                 --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings                (21,000)        3,000
  Principal payments on obligations under capital leases          (28,516)            0
  Cash dividends                                                        0       (18,549)
  Redemption of common stock                                            0          (220)
                                                                 --------       -------
     Net cash provided by financing activities                    (49,516)      (15,769)
                                                                 --------       -------
Net increase in cash                                              305,540       164,686
Cash and cash equivalents at beginning of period                  977,549       604,156
                                                                 --------       -------
Cash and cash equivalents at end of period                      1,283,089       768,842
                                                                ---------       -------
                                                                ---------       -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Income taxes                                                 $11,382        $4,225
                                                                 --------       -------
                                                                 --------       -------
     Interest                                                     $17,968        $4,946
                                                                 --------       -------
                                                                 --------       -------
NONCASH FINANCING ACTIVITIES
   Capital lease obligations incurred for use of equipment        $99,716        $ ----
                                                                 --------       -------
                                                                 --------       -------


                          See Notes to Financial Statements


                                     (4)                     PAGE 4 OF 11 PAGES

                               AMERICAN CONSUMERS, INC.
                            NOTES TO FINANCIAL STATEMENTS



(1) Basis of Presentation.

    The financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the industry.

    The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Corporation's 1996 Annual Report to Share-holders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

(2) Commitments and Contingencies.

    Capital expenditures are not expected to exceed $100,000 during the current fiscal year.

    The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company will be at the discretion of the Board of Directors. The Board voted to contribute $20,000 to the plan in January 1996.

    None of the Company's employees are represented by a union.

(3) Securities Purchased Under Agreement to Resell.

    The Company invests excess funds in U.S. Government or U.S. Government Agency securities which are purchased under an agreement to resell (reverse repurchase agreement). The securities are purchased from a bank but do not constitute deposits at the bank and are not insured by the Federal Deposit Insurance Corporation. The bank maintains possession of the securities, but title of ownership passes to the Company according to the terms of the agreement. The bank repurchases the securities the business day immediately following the Company's purchase date. The carrying amount of securities purchased under agreement to resell approximates fair value. Risk of market value deterioration is mitigated by the short-term nature of the transaction and the type of securities purchased. Amounts outstanding under the agreement were $604,288 at August 31, 1996, and $371,150 at June 1, 1996.


                                     (5)                     PAGE 5 OF 11 PAGES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                RESULTS OF OPERATIONS
                                                      THIRTEEN WEEKS ENDED
                                                  ----------------------------
                                                 August 31,      September 2,
                                                    1996             1995
                                                 ----------      ------------
Sales                                            $7,249,545        $7,284,621
% Sales Increase (Decrease)                           (0.48)             2.63
Gross Margin %                                        21.67             20.96
Operating and Administrative Expense:
  Amount                                         $1,464,809        $1,473,387
  % of Sales                                          20.21             20.23
Net Income                                          $53,601           $43,042

    Sales remained fairly consistent with the same quarter last year. At this time last year, sales were increasing, apparently due to the acquisition of one of the Company's major competitors by another operation, which management believes caused more customers to shop at Company stores as a result of temporary dislocations related to the change in ownership of the competitor. In addition to the installation of scanning equipment to improve the Company's pricing efficiency and its control of inventory costs, the Company continuously seeks to improve its profitability by obtaining the lowest cost available for its goods and by exploring other means of improving results.

    Operating and administrative expense remained very consistent as a percent of sales between the two quarters presented. The Company is no longer paying rent on an old location because of the expiration of the lease. Increases in operating expenses such as depreciation, due to the capital leases pertaining to the Company's scanning equipment, and group insurance, due to the Company's having absorbed the last premium increase rather than passing it on to employees, have been offset by the reduction in other expenses such as the decreased rent. Interest expense also increased as a result of the recording of the capital leases.

    Other income (expense) is a net expense for this period because it includes a $32,809 loss on the sale of registers which were replaced in connection with the installation of the Company's scanning equipment.

    Prepaid expenses decreased from $55,264 at June 1, 1996 to $24,607 at August 31, 1996 due to the reduction of rent overages accrued at year end as those expenses were paid.

    Accounts payable increased by $130,394, from $731,029 to $861,423. This increase is normal at the end of August. Last year accounts payable increased $117,603 between year end and September 2, 1995.

    The provision for income taxes for the quarter ended August 31, 1996 was $26,824 and was $22,243 at September 2, 1995. The provision for income taxes does not vary significantly from the statutory rate of 34%.


                                       (6)                   PAGE 6 OF 11 PAGES

Inflation:
    Although not a current factor, the Company continues to seek ways to cope with the threat of renewed inflation. To the extent permitted by competition, increased costs of goods and services are reflected in increased selling prices for the goods sold by the Company.


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

    Short-term borrowings as of August 31, 1996 and June 1, 1996 consists of unsecured notes payable to a principal stockholder. Balances on notes to the stockholder at such dates, in the amount of $180,000 and $201,000, respectively, are payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit to finance inventory purchases.

    The ratio of current assets to current liabilities was 2.32 to 1 at the end of the latest quarter, August 31, 1996, as compared to 2.23 to 1 on September 2, 1995 and 2.32 to 1 at the end of the fiscal year ended June 1, 1996. Cash and cash equivalents constituted 37.15% of the total current assets at August 31, 1996 as compared to 25.04% at September 2, 1995 and 30.15% at June 1, 1996. The increase in cash is detailed in the Condensed Statements of Cash Flows on page four.

    During the quarter ended August 31, 1996 retained earnings increased as a result of the Company's net income for the quarter.


                                       (7)                   PAGE 7 OF 11 PAGES

                               AMERICAN CONSUMERS, INC.



         PART II   OTHER INFORMATION

         Item 4    Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Shareholders on September 12, 1996, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 1997. Proxies were solicited by management in favor of seven nominees, with no solicitation in opposition to management's nominees.
All of such nominees were elected, with the number of votes cast for, against, or withheld as well as the number of broker non votes and abstentions as to each nominee having been as follows:

                                   VOTES     VOTES               BROKER
                         TOTAL      CAST      CAST    VOTES        NON
        NOMINEE          SHARES     FOR     AGAINST  WITHHELD     VOTES
        -------         -------   -------   -------  --------    ------
Michael A. Richardson   634,582   632,096    2,486    290,071    30,440
Paul R. Cook            634,582   632,316    2,266    290,071    30,440
Virgil E. Bishop        634,582   631,876    2,706    290,071    30,440
John P. Price           634,582   632,316    2,266    290,071    30,440
Thomas L. Richardson    634,582   632,316    2,266    290,071    30,440
Jerome P. Sims, Sr.     634,582   632,316    2,266    290,071    30,440
Herbert S. Willbanks    634,582   632,096    2,486    290,071    30,440

         Item 6    EXHIBITS AND REPORTS OF FORM 8-K

                   (a) The following exhibits are filed as a part of the report.

                        (11)  Statement re:  computation of per share earnings.

                   (b) During the most recent quarter, the Company has not filed a report on Form 8-K.


                                       (8)                   PAGE 8 OF 11 PAGES

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AMERICAN CONSUMERS, INC.
                                            (Registrant)



Date:   10/4/96                     /s/ Michael A. Richardson
     -------------                -------------------------------------
                                  Michael A. Richardson
                                  CHAIRMAN
                                  (Principal Executive Officer)



Date:   10/4/96                     /s/ Paul R. Cook
    -------------                 -------------------------------------
                                  Paul R. Cook
                                  EXECUTIVE VICE PRESIDENT - TREASURER
                                  (Principal Financial Officer & Chief
                                   Accounting Officer)


                                     (9)                     PAGE 9 OF 11 PAGES

                                    EXHIBIT INDEX



Exhibit                                                   Sequential Page Number
-------                                                   ----------------------


  (11)  Statement re: computation of per share earnings         11



                                    (10)                    PAGE 10 OF 11 PAGES