Form 10-Q
period 1996-11-30
AMERICAN CONSUMERS INC
filed 1997-01-14
CIK 4811

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 30, 1996
                         OR
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         -------------    ------------
          Commission File No. 0-5815


                            AMERICAN CONSUMERS, INC.
          ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     GEORGIA                             58-1033765
          -------------------------------    -------------------------------
          (State or other jurisdiction of    (I.R.S. Employer Identification
          incorporation or organization)                Number)

          P.O. Box 2328, 418A Battlefield Pkwy., Fort Oglethorpe, GA  30742
          -----------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

       Registrant's Telephone Number, including Area Code:  (706) 861-3347


                                       N/A
          ---------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                         Outstanding at January 9, 1997
COMMON STOCK  -  $.10 PAR VALUE                             922,222
NON VOTING COMMON STOCK  -  $.00 PAR VALUE                     0
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                    0
                                                   Exhibit Index on Page 10


                                       (1)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                            THIRTEEN WEEKS ENDED                    TWENTY-SIX WEEKS ENDED
                                       --------------------------------        --------------------------------
                                       November 30,         December 2,        November 30,         December 2,
                                           1996                1995               1996                 1995
                                       ------------        ------------        ------------        ------------
NET SALES                               $6,710,275          $7,217,438         $13,959,820         $14,502,059
COST OF GOODS SOLD                       5,283,602           5,739,345         $10,961,859          11,497,333
                                       ------------        ------------        ------------        ------------
Gross Margin                             1,426,673           1,478,093           2,997,961           3,004,726
OPERATING EXPENSES                       1,439,866           1,455,486           2,904,675           2,928,874
                                       ------------        ------------        ------------        ------------
Operating Income                           (13,193)             22,607              93,286              75,852

OTHER INCOME (EXPENSE)
 Interest income                             9,884               7,115              21,043              12,163
 Other income (expense)                     14,064              13,157              27,628              25,096
 Gain (Loss) on sale of assets               1,714              (5,792)            (31,095)             (5,792)
 Interest expense                          (19,059)             (4,686)            (37,027)             (9,633)
                                       ------------        ------------        ------------        ------------
Income Before Income Taxes                  (6,590)             32,401              73,835              97,686

PROVISION (BENEFIT) FOR
INCOME TAXES                                (2,198)              6,890              24,626              29,133
                                       ------------        ------------        ------------        ------------
NET INCOME                                  (4,392)             25,511              49,209              68,553

RETAINED EARNINGS:
 Beginning                               1,719,925           1,492,129           1,666,324           1,467,651

 Cash dividends                            (55,479)            (18,544)            (55,479)            (37,093)

 Redemption of common stock                   (161)                (73)               (161)                (88)
                                       ------------        ------------        ------------        ------------
 Ending                                  1,659,893           1,499,023           1,659,893           1,499,023
                                       ------------        ------------        ------------        ------------
                                       ------------        ------------        ------------        ------------
PER SHARE:
 Net income                                ($0.005)             $0.028              $0.053              $0.074
                                       ------------        ------------        ------------        ------------
                                       ------------        ------------        ------------        ------------
 Cash dividends                            ($0.060)            ($0.020)            ($0.060)            ($0.040)
                                       ------------        ------------        ------------        ------------
                                       ------------        ------------        ------------        ------------

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                     924,274             927,330             923,895             927,263
                                       ------------        ------------        ------------        ------------
                                       ------------        ------------        ------------        ------------


See Notes to Financial Statements


                                       (2)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS

                                                       November 30,      June 1,
                                                          1996            1996
                                                       ------------  -----------
                                      --A S S E T S--
CURRENT ASSETS:
 Cash                                                    $679,114      $606,399
 Securities purchased under agreement
  to resell                                               160,194       371,150
 Certificate of deposit                                   365,033       355,932
 Accounts receivable                                      153,239       190,225
 Refundable income taxes                                   27,091         - - -
 Inventories                                            1,747,415     1,663,304
 Prepaid expenses                                          23,887        55,264
                                                       ------------  -----------
   Total current assets                                 3,155,973     3,242,274
                                                       ------------  -----------

PROPERTY - At cost:
 Property                                               2,859,641     2,856,592
 Less accumulated depreciation                          1,688,782     1,614,687
                                                       ------------  -----------
  Property - Net                                        1,170,859     1,241,905
                                                       ------------  -----------
OTHER ASSETS                                               17,593        18,491
                                                       ------------  -----------
TOTAL ASSETS                                           $4,344,425    $4,502,670
                                                       ------------  -----------
                                                       ------------  -----------
                     - -LIABILITIES AND STOCKHOLDERS' EQUITY- -
CURRENT LIABILITIES:
 Accounts payable                                        $678,543      $731,029
 Short-term borrowings                                    195,000       201,000
 Obligations under capital leases, current portion        137,178       109,102
 Accrued sales tax                                         69,715       170,433
 Accrued income taxes                                      - - -         24,067
 Other accrued liabilities                                154,687       161,585
                                                       ------------  -----------
  Total Current Liabilities                             1,235,123     1,397,216
                                                       ------------  -----------
DEFERRED INCOME TAX LIABILITY                              52,018        40,333
                                                       ------------  -----------
DEFERRED INCOME                                           136,000       146,598
                                                       ------------  -----------
OBLIGATIONS UNDER CAPITALIZED LEASE AGREEMENTS            400,109       388,646
                                                       ------------  -----------
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY:
 Non voting preferred stock; authorized 5,000,000
  shares of no par value; no shares issued                  - - -         - - -
 Non voting common stock; authorized 5,000,000
  shares of $.10 par value; no shares issued                - - -         - - -
Common stock; authorized 5,000,000 shares
 of $.10 par value; issued 922,222, and 924,650            92,222        92,465
 Additional paid-in capital                               769,060       771,088
 Retained earnings                                      1,659,893     1,666,324
                                                       ------------  -----------
  Total Stockholders' Equity                            2,521,175     2,529,877
                                                       ------------  -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                4,344,425     4,502,670
                                                       ------------  -----------
                                                       ------------  -----------
                        See Notes to Financial Statements


                                       (3)                    PAGE 3 OF 16 PAGES

                              FINANCIAL INFORMATION
                             AMERICAN CONSUMER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        TWENTY-SIX WEEKS ENDED
                                                        ----------------------
                                                        November 30  December 2,
CASH FLOWS FROM OPERATING ACTIVITIES                      1996          1995
                                                        -----------  -----------
Net income                                                $49,209     $68,553
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                           155,874      77,997
  Deferred income taxes                                    11,685      (4,340)
  (Gain) loss on sale of property                          31,095       5,792
  Deferred income                                         (10,598)    (10,598)
  Change in operating assets and liabilities:
   Certificate of Deposit                                  (9,101)     (9,612)
   Accounts receivable                                     36,986      33,090
   Refundable income taxes                                (27,091)    - - - -
   Inventories                                            (84,111)   (164,221)
   Prepaid expenses                                        31,377     (17,278)
   Accounts payable                                       (52,486)     84,732
   Accrued sales tax                                     (100,718)      5,579
   Accrued income taxes                                   (24,067)    - - - -
   Other accrued liabilities                               (6,898)     60,092
                                                        -----------  -----------
Net Cash provided by (used in) operating activities         1,156     129,786
                                                        -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property                                     (25,207)    (35,590)
 Proceeds from disposal of property                         9,000       2,500
 Other                                                        897         913
                                                        -----------  -----------
  Net cash used in investing activities                   (15,310)    (32,177)
                                                        -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in short-term borrowings          (6,000)    178,528
 Principal payments on obligations under capital leases   (60,177)    - - - -
 Cash dividends                                           (55,479)    (37,093)
 Redemption of common stock                                (2,431)     (1,320)
                                                        -----------  -----------
  Net cash provided by (used in) financing activities    (124,087)    140,115
                                                        -----------  -----------
Net increase (decrease) in cash                          (138,241)    237,724
Cash and cash equivalents at beginning of period          977,549     604,156
                                                        -----------  -----------
Cash and cash equivalents at end of period                839,308     841,880
                                                        -----------  -----------
                                                        -----------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
  Income taxes                                             66,242      42,819
                                                        -----------  -----------
                                                        -----------  -----------
  Interest                                                 37,027       9,633
                                                        -----------  -----------
                                                        -----------  -----------
NONCASH FINANCING ACTIVITIES
 Capital lease obligations incurred for use
  of equipment                                            $99,716     $  ----
                                                        -----------  -----------
                                                        -----------  -----------
                        See Notes to Financial Statements


                                       (4)                    PAGE 4 OF 16 PAGES

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

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company will be decided at the Board of Directors meeting in January. The Board voted to contribute $20,000 to the plan in January 1996.

     None of the Company's employees are represented by a union.

(3)  Securities Purchased Under Agreement to Resell.

     The Company invests excess funds in U.S. Government or U.S. Government Agency securities which are purchased under an agreement to resell (reverse repurchase agreement). The securities are purchased from a bank but do not constitute deposits at the bank and are not insured by the Federal Deposit Insurance Corporation. The bank maintains possession of the securities, but title of ownership passes to the Company according to the terms of the agreement. The bank repurchases the securities the business day immediately following the Company's purchase date. The carrying amount of securities purchased under agreement to resell approximates fair value. Risk of market value deterioration is mitigated by the short-term nature of the transaction and the type of securities purchased. Amounts outstanding under the agreement were $160,194 at November 30, 1996, and $371,150 at June 1, 1996.


                                       (5)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                              ------------------------  ------------------------
                              November 30, December 2,  November 30, December 2,
                                 1996         1995        1996         1995
                              ------------ -----------  ------------ -----------
Sales                         $6,710,275   $7,217,438  $13,959,820  $14,502,059
% Sales Increase (Decrease)        (7.03)        4.85        (3.74)        3.73
Gross Margin %                     21.26        20.48        21.48        20.72
Operating and Administrative
 Expense:
 Amount                        1,439,866    1,455,486    2,904,675    2,928,874
 % of Sales                        21.46        20.17        20.81        20.20
Net Income (Loss)                 (4,392)      25,511       49,209       68,553

     Overall sales decreased 7.03% from sales for the same quarter last year. This decrease is attributable to decreased sales at all of the Company's six stores. Management believes that this decrease is primarily due to (1) the opening of a new competitor at one location and (2) increased competition experienced by two of the Company's other locations due to the presence of a Wal-Mart Super Center in their area. The decreases at the other three locations are less than three percent for the quarter. Management believes that the store location which was impacted by the opening of a new competitor (which represented the most significant component of the overall sales decrease) may regain a portion of its lost volume once the competitor has completed the initial phase of heavy sales promotions typically associated with the opening of a new location in the grocery store industry. In addition to the installation of scanning equipment, which has improved the Company's pricing efficiency and its control of inventory costs, the Company continuously seeks to improve its profitability by obtaining the lowest cost available for its goods and by containing the expansion of its labor costs. The Company will also continue to explore other means of improving results, including consideration of the possible acquisition of additional store locations in areas where some of the Company's larger competitors have not yet established a significant presence.
At present, the Company has no definite plans for any such acquisition.

     Operating and administrative expense increased as a percent of sales between the quarter and year to date periods presented. Increases in operating expenses such as depreciation, due to the capital leases pertaining to the Company's scanning equipment, and group insurance, due to the Company's having absorbed the last premium increase rather than passing it on to employees, are the reasons for the increased expense. Interest expense also increased as a result of the recording of the capital leases.

     Refundable income taxes at November 30, 1996 are a result of estimated taxes paid exceeding the liability due. At June 1, 1996 a liability of $24,067 was recorded.

     Inventories, up $84,111 from June 1, is consistent for this time of year. At December 2, 1995 inventories were $1,763,656.

     Accrued sales taxes have decreased due to the State of Georgia reducing the sales tax rate on food by two percent, resulting in a smaller monthly liability for the Company.


                                       (6)

Income Taxes:
     The benefit for income taxes for the quarter ended November 30, 1996 was $2,198 while the provision was $6,890 for December 2, 1995. The provision for income taxes does not vary significantly from the statutory rate of 34%.




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

     Short-term borrowings consist of unsecured notes payable to a principal stockholder. Notes to stockholder, in the sum of $195,000 and $210,000 as of November 30, 1996 and June 1, 1996 respectively, are payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit.

     The ratio of current assets to current liabilities was 2.56 to 1 at the end of the latest quarter, November 30, 1996, as compared to 2.12 to 1 on December 2, 1995 and 2.32 to 1 at the end of the fiscal year ended June 1, 1996. Cash and cash equivalents constituted 26.59% of the total current assets at November 30, 1996 as compared to 25.86% at December 2, 1995 and 30.15% at June 1, 1996.

     During the quarter ended November 30, 1996 retained earnings decreased as a result of the Company's net loss for the quarter.


                                       (7)

                            AMERICAN CONSUMERS, INC.



          PART II   OTHER INFORMATION

          Item 6    EXHIBITS AND REPORTS OF FORM 8-K

                    (a) The following exhibits are filed as a part of the report.

                         10(c) Note and Security Agreement between the Company and Wachovia Bank of Georgia, N.A., dated October 21, 1996

                         10(d) Commitment letter dated October 22, 1996 between the Company and Wachovia Bank of Georgia, N.A.

                         (11)      Statement re: computation of per share
                                   earnings.

                    (b) During the most recent quarter, the Company has notfiled a report on Form 8-K.


                                       (8)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMERICAN CONSUMERS, INC.
                                        (Registrant)



Date:   1/10/97                      /s/ Michael A. Richardson
     --------------                ------------------------------------
                                   Michael A. Richardson
                                   CHAIRMAN
                                   (Principal Executive Officer)



Date:   1/10/97                      /s/ Paul R. Cook
     --------------                ------------------------------------
                                   Paul R. Cook
                                   EXECUTIVE VICE PRESIDENT - TREASURER
                                   (Principal Financial Officer & Chief
                                   Accounting Officer)


                                       (9)

                                  EXHIBIT INDEX



Exhibit                                                Sequential Page Number
-------                                                ----------------------

10(c)     Note and Security Agreement between the                  11
          Company and Wachovia Bank of Georgia,
          N.A., dated October 21, 1996

10(d)     Commitment letter dated October 22, 1996                 13
          between the Company and Wachovia Bank
          of Georgia, N.A.

11        Statement re: computation of per share                   16
          earnings