Form 10-Q
period 1997-03-01
AMERICAN CONSUMERS INC
filed 1997-04-14
CIK 4811

                                      Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.
                                        20549

   (Mark One)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 1, 1997
                        OR
       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   Class                             Outstanding at April 4, 1997
COMMON STOCK  -  $.10 PAR VALUE                                922,222
NON VOTING COMMON STOCK  -  $.00 PAR VALUE                        0
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                       0

                                                        Exhibit Index on Page 10

                                     (1)                      PAGE 1 OF 11 PAGES

                                FINANCIAL INFORMATION
                               AMERICAN CONSUMERS, INC.
                 CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                         THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                         --------------------            ----------------------
                         March 1,      March 2,          March 1,       March 2,
                           1997          1996              1997           1996
                         -------       -------           --------       --------
NET SALES              $7,048,867     $7,582,683       $21,008,687    $22,084,742
COST OF GOODS SOLD      5,517,995      5,906,488       $16,479,854     17,403,821
                       ----------     ----------       -----------    -----------

Gross Margin            1,530,872      1,676,195         4,528,833      4,680,921
OPERATING EXPENSES      1,477,627      1,547,320         4,382,302      4,476,194
                       ----------     ----------       -----------    -----------

Operating Income           53,245        128,875           146,531        204,727

OTHER INCOME (EXPENSE)
  Interest income          10,086          5,186            31,129         17,348
  Other income             14,076         13,964            41,704         39,060
  Loss on sale of
   assets                      --        (15,705)          (31,095)       (21,497)
  Interest expense        (18,235)        (5,025)          (55,262)       (14,657)
                       ----------     ----------       -----------    -----------

Income Before Income
   Taxes                   59,172        127,295           133,007         224,981

PROVISION FOR
  INCOME TAXES             25,383         50,427            50,009         79,560
                       ----------     ----------       -----------    -----------

NET INCOME                 33,789         76,868            82,998        145,421

RETAINED EARNINGS:
  Beginning             1,659,893      1,499,023         1,666,324      1,467,651

  Cash dividends               --             --           (55,479)       (37,093)

  Redemption of
   common stock                --            (24)             (161)          (112)
                       ----------     ----------       -----------    -----------

  Ending                1,693,682      1,575,867         1,693,682      1,575,867
                       ----------     ----------       -----------    -----------
                       ----------     ----------       -----------    -----------

PER SHARE:
  Net income               $0.037         $0.083            $0.090         $0.157
                       ----------     ----------       -----------    -----------
                       ----------     ----------       -----------    -----------

  Cash dividends           $0.000         $0.000            $0.060         $0.040
                       ----------     ----------       -----------    -----------
                       ----------     ----------       -----------    -----------

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING             922,222        927,011           923,352        926,760
                       ----------     ----------       -----------    -----------
                       ----------     ----------       -----------    -----------

                          See Notes to Financial Statements

                                         (2)                 PAGES 2 OF 11 PAGES

                                FINANCIAL INFORMATION
                               AMERICAN CONSUMERS, INC.
                               CONDENSED BALANCE SHEETS

                                                          March 1,       June 1,
                                                           1997           1996
                                                          --------       -------
                                   --A S S E T S--
CURRENT ASSETS:
  Cash                                                  $  599,875      $  606,399
  Securities purchased under agreement
     to resell                                             457,434         371,150
  Certificate of deposit                                   365,033         355,932
  Accounts receivable                                      138,092         190,225
  Refundable income taxes                                   27,568              --
  Inventories                                            1,695,733       1,663,304
  Prepaid expenses                                          23,358          55,264
                                                        ----------      ----------
     Total current assets                                3,307,093       3,242,274
                                                        ----------      ----------

PROPERTY - At cost:
  Property                                               2,866,379       2,856,592
  Less accumulated depreciation                          1,759,727       1,614,687
                                                        ----------      ----------
    Property - Net                                       1,106,652       1,241,905
                                                        ----------      ----------
OTHER ASSETS                                                17,106          18,491
                                                        ----------      ----------
TOTAL ASSETS                                            $4,430,851      $4,502,670
                                                        ----------      ----------
                                                        ----------      ----------

                      - -LIABILITIES AND STOCKHOLDERS' EQUITY- -
CURRENT LIABILITIES:
  Accounts payable                                      $  762,139      $  731,029
  Note payable to principal stockholder                    193,000         201,000
  Obligations under capital leases, current portion        141,009         109,102
  Accrued sales tax                                         73,882         170,433
  Accrued income taxes                                          --          24,067
  Other accrued liabilities                                159,902         161,585
                                                        ----------      ----------
     Total Current Liabilities                           1,329,932       1,397,216
                                                        ----------      ----------
DEFERRED INCOME TAX LIABILITY                               51,518          40,333
                                                        ----------      ----------
DEFERRED INCOME                                            130,702         146,598
                                                        ----------      ----------
OBLIGATIONS UNDER CAPITALIZED LEASE AGREEMENTS             363,735         388,646
                                                        ----------      ----------
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY:
  Non voting preferred stock; authorized 5,000,000
     shares of no par value; no shares issued                   --              --
  Non voting common stock; authorized 5,000,000
     shares of $.10 par value; no shares issued                 --              --
  Common stock; authorized 5,000,000 shares
     of $.10 par value; issued 940,234                      92,222          92,465
  Additional paid-in capital                               769,060         771,088
  Retained earnings                                      1,693,682       1,666,324
                                                        ----------      ----------
     Total Stockholders' Equity                          2,554,964       2,529,877
                                                        ----------      ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $4,430,851      $4,502,670
                                                        ----------      ----------
                                                        ----------      ----------

                            See Notes to Financial Statements

                                           (3)                PAGE 3 OF 11 PAGES

                                FINANCIAL INFORMATION
                               AMERICAN CONSUMER, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS

                                                           THIRTY-NINE WEEKS ENDED
                                                           March 1,        March 2,
CASH FLOWS FROM OPERATING ACTIVITIES                         1997            1996
                                                           --------        --------
Net income                                                $  82,998        $145,421
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                          232,425         120,228
     Deferred income taxes                                   11,185          (2,000)
     (Gain) loss on sale of property                         31,095          22,075
     Deferred income                                        (15,896)        (15,896)
     Change in operating assets and liabilities:
        Certificate of Deposit                               (9,101)         (9,612)
        Accounts receivable                                  52,133          26,909
        Refundable income taxes                             (27,568)             --
        Inventories                                         (32,429)        (65,517)
        Prepaid expenses                                     31,906          (2,228)
        Accounts payable                                     31,110         109,843
        Accrued sales tax                                   (96,551)         10,051
        Accrued income taxes                                (24,067)         15,471
        Other accrued liabilities                            (1,684)         68,111
                                                         ----------       ---------
Net Cash provided by (used in) operating activities         265,556         422,856
                                                         ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property                                      (37,550)        (63,560)
  Proceeds from disposal of property                          9,000           4,648
  Other                                                       1,385          16,435
                                                         ----------       ---------
     Net cash used in investing activities                  (27,165)        (42,477)
                                                         ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings           (8,000)          3,000
  Principal payments on obligations under capital leases    (92,721)             --
  Cash dividends                                            (55,479)        (37,093)
  Redemption of common stock                                 (2,431)         (1,691)
                                                         ----------       ---------
     Net cash provided by (used in) financing activities   (158,631)        (35,784)
                                                         ----------       ---------
Net increase (decrease) in cash                              79,760         344,595
Cash and cash equivalents at beginning of period            977,549         604,156
                                                         ----------       ---------
Cash and cash equivalents at end of period               $1,057,309        $948,751
                                                         ----------       ---------
                                                         ----------       ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Income taxes                                        $   93,672        $ 68,929
                                                         ----------       ---------
                                                         ----------       ---------
     Interest                                            $   55,262        $ 14,657
                                                         ----------       ---------
                                                         ----------       ---------
NONCASH FINANCING ACTIVITIES
   Capital lease obligations incurred for use
    of equipment                                         $   99,716        $     --
                                                         ----------       ---------
                                                         ----------       ---------

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

    The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Corporation's 1996 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

(2) Commitments and Contingencies.

    Capital expenditures are not expected to exceed $100,000 during the current fiscal year.

    The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company will be at the discretion of the Board of Directors, which will make such decisions annually at its quarterly meeting in January. At the Board Meeting in January 1997, the Board voted to contribute $15,000 to the plan on behalf of plan participants. The expense for this contribution is included in the accompanying financial statements.

    None of the Company's employees are represented by a union.

(3) Securities Purchased Under Agreement to Resell.

    The Company invests excess funds in the U.S. Government for U.S. Government Agency securities which are purchased under an agreement to resell (reverse repurchase agreement). The securities are purchased from a bank but do not constitute deposits at the bank and are not insured by the Federal Deposit Insurance Corporation. The bank maintains possession of the securities, but title of ownership passes to the Company according to the terms of the agreement. The bank repurchases the securities the business day immediately following the Company's purchase date. The carrying amount of securities purchased under agreement to resell approximates fair value. Risk of market value deterioration is mitigated by the short-term nature of the transaction and the type of securities purchased. Amounts outstanding under the agreement were $457,434 at March 1, 1997, and $371,150 at June 1, 1996.


                                        (5)                   PAGE 5 OF 11 PAGES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

                                            THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                                            --------------------     -----------------------
                                            March 1,    March 2,     March 1,       March 2,
                                              1997        1996         1997           1996
                                            --------    --------     --------       --------
Sales                                      $7,048,867  $7,582,683  $21,008,687    $22,084,742
% Sales Increase (Decrease)                     (7.04)       4.32        (4.87)          3.93
Gross Margin %                                  21.72       22.11        21.56          21.20
Operating and Administrative
  Expense:
  Amount                                    1,477,627   1,547,320    4,382,302      4,476,194
  % of Sales                                    20.96       20.41        20.86          20.27
Net Income                                     33,789      76,868       82,998        145,421

    Overall, sales decreased 7.04% from sales for the same quarter last year. This decrease is attributable to decreased sales at five of the Company's six stores. Management believes that this decrease is primarily due to (1) the opening of a new competitor at one location and (2) increased competition experienced by two of the Company's other locations due to the presence of a Wal-Mart Super Center in their area. Management believes that the store location which was impacted by the opening of a new competitor (which represented the most significant component of the overall sales decrease) may regain a portion of its lost volume once the competitor has completed the initial phase of heavy sales promotions typically associated with the opening of a new location in the grocery store industry. The Company's prior experience indicates that this promotional phase typically lasts for approximately one year following the introduction of the new location. In addition to the installation of scanning equipment, which has improved the Company's pricing efficiency and its control of inventory costs, the Company continuously seeks to improve its profitability by obtaining the lowest cost available for its goods and by containing the expansion of its labor costs. The Company will also continue to explore other means of improving results, including consideration of the possible acquisition of additional store locations in areas where some of the Company's larger competitors have not yet established a significant presence.
At present, the Company has no definite plans for any such acquisition.

    Operating and administrative expense increased as a percent of sales between the quarter and year to date periods presented. Increases in operating expenses such as depreciation, due to the capital leases pertaining to the Company's scanning equipment and group insurance due to the Company's having absorbed the last premium increase rather than passing it on to employees, are the reasons for the increased expense. Interest expense also increased as a result of the recording of the capital leases. These increases in fixed charge components of the Company's operating expenses have also resulted in an increase in the Company's overall proportion of fixed expenses relative to total expenses, as reflected in the results for both the quarter and year to date periods presented.

     Refundable income taxes at March 1, 1997 are a result of estimated taxes paid exceeding the liability due. At June 1, 1996 a liability of $24,067 was recorded.

                                        (6)                   PAGE 6 OF 11 PAGES

     Inventories, up $84,111 from June 1, is consistent for this time of year. At December 2, 1995 inventories were $1,763,656.

     Accrued sales taxes have decreased due to the State of Georgia reducing the sales tax rate on food by two percent, resulting in a smaller monthly liability for the Company.

Income Taxes:
     The provision for income taxes for the quarter ended March 1, 1997 was $25,383 and $50,427 for the quarter ended March 2, 1996. The provision for income taxes does not vary significantly from the statutory rate of 34%.

Inflation:
     Although not a current significant factor, the Company continues to seek ways to cope with the threat of renewed inflation. To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the goods sold by the Company.


                                 FINANCIAL CONDITION

Liquidity and Capital Resources:

     The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowing. Short-term borrowing to finance inventory purchases is provided by the Company's $800,000 line of credit with a regional bank. An additional line of credit in the amount of $300,000 is also available from its principal inventory supplier. No borrowings were outstanding under either of these lines during the periods presented. Long-term borrowing generally finances capital expansion.

     Accounts payable consist of trade debt paid in the ordinary course of the Company's business. Short-term borrowings consist of unsecured notes payable to a principal stockholder. The notes to stockholder, in the sum of $193,000 and $201,000 as of March 1, 1997 and as of June 1, 1996 respectively, are payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit.

     The ratio of current assets to current liabilities was 2.49 to 1 at the end of the latest quarter, March 1, 1997 as compared to 2.30 to 1 on March 2, 1996 and 2.32 to 1 at the end of the fiscal year ended June 2, 1996. Cash and cash equivalents constituted 31.97% of the total current assets at March 1, 1997 as compared to 29.15% at March 2, 1996 and 30.15% at June 1, 1996.

    During the quarter ended March 1, 1997 retained earnings decreased as a result of the Company's net loss for the quarter.

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

                  EXH 27 - Financial Data Schedule


                                        (8)                   PAGE 8 OF 11 PAGES

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           AMERICAN CONSUMERS, INC.
                                           (Registrant)



Date:       4/10/97                        /s/ Michael A. Richardson
                                           -------------------------------------
                                           Michael A. Richardson
                                           CHAIRMAN
                                           (Principal Executive Officer)



Date:       4/10/97                        /s/ Paul R. Cook
                                           -------------------------------------
                                           Paul R. Cook
                                           EXECUTIVE VICE PRESIDENT - TREASURER
                                           (Principal Financial Officer & Chief
                                           Accounting Officer)


                                        (9)                   PAGE 9 OF 11 PAGES