Form 10-K
period 1997-05-31
AMERICAN CONSUMERS INC
filed 1997-08-29
CIK 4811

                                      Form 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year ended May 31, 1997

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

For the transition period from _______ to _________

Commission File No. 0-5815


                               AMERICAN CONSUMERS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              Georgia                                         58-1033765
-------------------------------------              -----------------------------
(State or other jurisdiction                     (I.R.S. Employer Identification
 of incorporation or                              Number)
 organization)



         P.O. Box 2328, 418-A Battlefield Pkwy., Ft. Oglethorpe, GA    30742
         -------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's Telephone Number, including Area Code: (706) 861-3347


Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, $0.10 par value
--------------------------------------------------------------------------------
                                   (Title of Class)

                              Exhibit Index on Page __

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X            NO______


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

As of August 11, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $191,225. (Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by available bid price information.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

921,507 shares of Common Stock, $0.10 par value, as of August 11, 1997.

List hereunder the following documents, if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

(1) specified portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997, incorporated by reference into Part II of this report on Form 10-K.

(2) specified portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission for the Registrant's Annual Meeting of Shareholders to be held September 18, 1997 incorporated by reference into
Part III of this report on Form 10-K.

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

During the fiscal year ended May 31, 1997, Company's major supplier of staple groceries was Fleming Co., Inc. ("Fleming") formerly, Malone & Hyde, Inc., with its principal corporate offices in Oklahoma City, Oklahoma. For the fiscal year ended May 31, 1997, approximately 72% of the Company's total inventory purchases of $22,659,414 were made from Fleming. Prior years purchases from Fleming were approximately 75%. The inventory purchases from Fleming covered all lines of the Company's groceries. Fleming was the Company's principal supplier of tobacco products and meat products. Purchases from Specialty Produce Company, a local produce supplier, account for the majority of the Company's produce purchases.

Various local suppliers within the geographical area served by the Company's supermarkets provide the Company with approximately half of its requirements of certain perishable items, including produce, and account for approximately 28% of the Company's total inventory purchases. The Company believes that there are other adequate and convenient sources of groceries, including several area and local suppliers, which could meet its needs. Accordingly, the Company is not dependent upon any particular supplier for its requirements of groceries.

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

    The Company employs approximately 107 full-time employees and approximately 78 part-time and seasonal employees.

    The Company believes it is in compliance with all federal, state and local laws relating to environmental protection. No capital expenditures for equipment relating to environmental protection are presently anticipated.

    The Company is engaged in a single line of business; namely, the retail, self-service grocery business which is not divisible into separate segments. The following table sets forth information for the last three (3) fiscal years as to the total sales and revenue of the Company contributed by each class of products which contributed a significant percentage of the total retail sales and revenues of the Company in the last three (3) fiscal years. 1995 consisted of 53 weeks while 1997 and 1996 consisted of 52 weeks.

                    1997                 1996             1995
                    ----                 ----             ----

Meat              $ 6,595,208     $  6,763,852          $ 6,698,449

Produce             1,803,984        1,915,763            1,875,671

Grocery & Non-
Food Items         19,605,801       20,606,311           20,260,751

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

The Company's supermarkets are located in Ringgold, LaFayette, Chatsworth, and Chickamauga, Georgia; Stevenson, Alabama; and Dayton, Tennessee. All of the six locations are leased from unaffiliated landlords. These leases are presented below:

                     Square        Current Lease         Renewal
Location             Footage            Term             Options
--------             -------       -------------         -------

Ringgold, GA         14,400     12/01/92 - 11/30/97   2-5 yr. terms
LaFayette, GA        20,500     02/26/92 - 01/31/02   3-5 yr. terms
Chatsworth, GA       24,360     04/29/88 - 04/28/03   3-5 yr. terms
Chickamauga, GA      13,840     04/07/86 - 12/31/98   3-5 yr. terms
Stevenson, AL        23,860     06/01/94 - 05/31/04   3-5 yr. terms
Dayton, TN           23,004     08/01/92 - 07/31/02   2-5 yr. terms
                    -------
                    119,964
                    -------
                    -------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                          EXECUTIVE OFFICERS OF THE COMPANY

The Company's Board of Directors appoints the Company's Executive Officers for a term of one year. The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company's Executive Officers are set forth in the following table:

Name and Year                Office(s) Presently
First Elected as             Held, Business Experience
Executive Officer            and Certain Directorships          Age
-----------------            --------------------------         ---

Michael A. Richardson        Chairman of the Board of           51
1977                         Directors, President, Chief
                             Executive Officer, member of
                             the Executive Committee of
                             the Board of Directors.

Virgil Bishop                Vice-President, Director,          58
1974                         member of the Executive
                             Committee and the Board
                             of Directors.

Paul R. Cook                 Executive Vice-President,          47
1987                         Treasurer, Chief Financial
                             Officer, Director, member of
                             the Executive Committee and
                             the Board of Directors.
                             Director of Capital Bank,
                             Fort Oglethorpe, Georgia
                             since May 1993.

James E. Floyd               Vice-President, member of          53
1991                         the Executive Committee
                             (ex-officio).  From 1966 to
                             1991, Mr. Floyd was
                             Grocery Supervisor for
                             the Company.

Reba S. Southern             Secretary, member of the           44
1991                         Executive Committee (ex-
                             officio).  From 1972 to 1991,
                             Mrs. Southern was Administra-
                             tive Assistant for the Company.


                                       PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to page 4 of the Company's annual report to security holders for the fiscal year ended May 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to page 3 of the Company's annual report to security holders for the fiscal year ended May 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 5 through 7 of the Company's annual report to security holders for the fiscal year ended May 31, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 8 through 19 of the Company's annual report to security holders for the fiscal year ended May 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning the Company's Executive Officers is set forth in Part I of this report on Form 10-K under the caption "Executive Officers of the Company." The remaining information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 18, 1997, under the heading "INFORMATION ABOUT NOMINEES FOR DIRECTOR."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 18, 1997, under the headings "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 18, 1997, under the heading "PRINCIPAL SHAREHOLDERS."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 18, 1997, under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS" AND "CERTAIN TRANSACTIONS."


                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following Financial Statements included in the Company's 1997 Annual Report to the security holders for the fiscal year ended May 31, 1997, are incorporated by reference in Item 8 hereof:

         -    Report of Independent Accountants

         -    Balance Sheets - May 31, 1997 and June 1, 1996

         - Statements of Income and Retained Earnings - Fiscal Years Ended May 31, 1997; June 1, 1996; and June 3, 1995

         - Statements of Cash Flows - Fiscal Years Ended May 31, 1997; June 1, 1996; and June 3, 1995

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

    Exhibit 10(b) Financial Management Account Investment/Commercial Loan Access Agreement dated October 1, 1993, Amending Line of Credit Loan Agreement dated as of August 1992 by and between the Company and Wachovia Bank of Georgia, N.A. Incorporated by reference to Exhibit 10(b) to Form 10-K for the year ended June 3, 1995.

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

    Exhibit 10(g) Agreement for the Company's LaFayette, Georgia location. Incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended May 29, 1993.

    Exhibit 10(h) Lease Agreement for the Company's Chatsworth, Georgia location. Incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended May 29, 1993.

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

    Exhibit 10(n) Equipment Lease and Master License Agreement dated March 31, 1995 between the Company and Fleming Companies, Inc. pertaining to the equipment and software for the Company's electronic cash registers and scanning equipment. Incorporated by reference to
                        Exhibit 10(n) to Form 10-K for the year ended June 1, 1996.

    Exhibit 10(o) Collateral Substitution Agreement, together with related Collateral Assignment of Deposit, between the Company and Wachovia Bank of Georgia, N.A., dated May 19, 1997.

    Exhibit 13 Annual Report to Shareholders for the Fiscal Year ended May 31, 1997.

    Exhibit 23          Consent of Messrs. Hazlett, Lewis & Bieter.

(b) The Company has not filed any report on Form 8-K during the last quarter of the period covered by this report.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN CONSUMERS, INC.

Date: August 26, 1997        By: s/MICHAEL A. RICHARDSON
                                 -----------------------
                                 Michael A. Richardson
                                 Chairman of the Board,
                                 President and Chief
                                 Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                     Title                    Date
    ---------                     -----                    ----

s/MICHAEL A. RICHARDSON           Chairman of the Board,        August 26, 1997
------------------------          President and Chief
Michael A. Richardson             Executive Officer

s/PAUL R. COOK                    Executive Vice-               August 26, 1997
------------------------          President, Chief
Paul R. Cook                      Financial Officer,
                                  Treasurer (Chief
                                  Accounting Officer) and
                                  Director

s/VIRGIL E. BISHOP                Vice-President and            August 26, 1997
------------------------          Director
Virgil E. Bishop

s/JOHN P. PRICE                   Director                      August 26, 1997
------------------------
John P. Price

                                  Director                      August ___, 1997
------------------------
Thomas L. Richardson

s/JEROME P. SIMS                  Director                      August 26, 1997
------------------------
Jerome P. Sims, Sr.

                                  Director                       August __, 1997
------------------------
Herbert S. Willbanks