Form 10-K/A
period 1997-05-31
AMERICAN CONSUMERS INC
filed 1997-09-02
CIK 4811

                                    Form 10-K/A

                                  Amendment No. 1

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

                              Exhibit Index on Page __

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended May 31, 1997, to add Exhibit 27, the Financial Data Schedule.

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

    Exhibit 27          Financial Data Schedule.

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