Form 10-Q
period 1997-08-30
AMERICAN CONSUMERS INC
filed 1997-10-15
CIK 4811

                                 Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended August 30, 1997
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from       to

    Commission File No. 0-5815

                          AMERICAN CONSUMERS, INC.
          -------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                GEORGIA                                  58-1033765
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification Number)



        P.O. Box 2328, 418A Battlefield Pkwy., Fort Oglethorpe, GA 30742
        -----------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

       Registrant's Telephone Number, including Area Code: (706) 861-3347

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                        Outstanding at October 7, 1997
  COMMON STOCK - $.10 PAR VALUE                         921,507
  NON VOTING COMMON STOCK - $.00 PAR VALUE                 0
  NON VOTING PREFERRED STOCK - $.00 PAR VALUE              0
                                                 Exhibit Index on Page 10

                                      (1)                  Page 1 of 11 pages

                             FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
             CONSDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                      THIRTEEN WEEKS ENDED
                                                   --------------------------
                                                    AUGUST 30,    AUGUST 31
                                                       1997          1996
                                                   ------------  ------------
NET SALES........................................  $  6,877,871  $  7,249,545
COST OF GOODS SOLD...............................     5,389,213     5,678,257
                                                   ------------  ------------
Gross Margin.....................................     1,488,658     1,571,288
OPERATING EXPENSES...............................     1,455,123     1,464,809
                                                   ------------  ------------
Operating Income.................................        33,535       106,479
OTHER INCOME (EXPENSE)
 Interest income.................................         6,851        11,159
 Other income (expense)..........................        13,403        19,245
 Interest expense................................       (15,345)      (17,968)
                                                   ------------  ------------
Income Before Income Taxes.......................        38,444        80,425
PROVISION (BENEFIT) FOR INCOME TAXES.............        11,095        26,824
                                                   ------------  ------------
NET INCOME.......................................        27,349        53,601

RETAINED EARNINGS:
 Beginning.......................................     1,719,552     1,666,324
 Cash dividends..................................        --            --
 Redemption of common stock......................        --            --
                                                   ------------  ------------
 Ending..........................................     1,746,901     1,719,925
                                                   ------------  ------------
                                                   ------------  ------------
PER SHARE:
 Net Income......................................  $      0.030  $      0.058
                                                   ------------  ------------
                                                   ------------  ------------
 Cash dividends..................................  $      0.000  $      0.000
                                                   ------------  ------------
                                                   ------------  ------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING....       921,507       924,653
                                                   ------------  ------------
                                                   ------------  ------------

                        SEE NOTES TO FINANCIAL STATEMENTS
                                       (2)                 PAGE 2 OF 11 PAGES

                             FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS

                                                    AUGUST 30,        MAY 31,
                                                       1997            1997
                                                   ------------    ------------
                                      ASSETS
CURRENT ASSETS:
 Cash.............................................  $   896,413    $   669,594
 Securities purchased under agreement to resell...       56,272        190,878
 Certificate of deposit...........................      374,396        374,396
 Accounts receivable..............................      293,901        146,751
 Inventories......................................    1,732,803      1,737,809
 Prepaid expenses.................................       18,962         21,286
 Refundable income tax............................       67,853         80,953
                                                    -----------    -----------
  Total current assets............................    3,440,600      3,221,667
                                                    -----------    -----------
PROPERTY--AT COST:
 Property.........................................    2,876,851      2,873,014
 Less accumulated depreciation....................    1,873,403      1,803,230
                                                    -----------    -----------
  Property--net...................................    1,003,448      1,069,784
                                                    -----------    -----------
OTHER ASSETS......................................       10,000         10,000
                                                    -----------    -----------
TOTAL ASSETS......................................  $ 4,454,048    $ 4,301,451
                                                    -----------    -----------
                                                    -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable.................................  $   866,595    $   718,216
 Short-term borrowings............................      131,000        129,000
 Obligations under capital leases, current portion      148,210        144,926
 Accrued sales tax................................      125,729        113,308
 Other accrued liabilities........................      119,920        119,793
                                                    -----------    -----------
  Total Current Liabilities.......................    1,391,454      1,221,243
                                                    -----------    -----------
DEFERRED INCOME TAX LIABILITY.....................       46,270         48,270
                                                    -----------    -----------
DEFERRED INCOME...................................      120,104        125,403
                                                    -----------    -----------
OBLIGATIONS UNDER CAPITALIZED LEASE AGREEMENTS....      288,705        326,369
                                                    -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY:
 Non voting preferred stock; authorized 5,000,000
  shares of no par value; no shares issued........       --              --
 Non voting common stock; authorized 5,000,000
  shares of $.10 par value; no shares issued......       --              --
 Common stock; authorized 5,000,000 shares
  of $.10 par value; issued 921,507................     92,150          92,150
 Additional paid-in capital........................    768,464         768,464
 Retained earnings.................................  1,746,901       1,719,552
                                                     ---------       ---------
  Total Stockholders' Equity.......................  2,607,515       2,580,166
                                                     ---------       ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY...........  4,454,048       4,301,451
                                                     ---------       ---------
                                                     ---------       ---------

                          SEE NOTES TO FINANCIAL STATEMENTS
                                          (3)               PAGE 3 OF 11 PAGES

                             FINANCIAL INFORMATION
                            AMERICAN CONSUMER, INC.
                       CONSENSED STATEMENTS OF CASH FLOWS

                                                       THIRTEEN WEEKS ENDED
                                                      -----------------------
                                                      AUGUST 30,   AUGUST 31,
                                                         1997         1996
                                                     -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................  $  27,349   $   53,601
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization......................     70,172       75,468
  Deferred income taxes..............................     (2,000)      12,186
  Loss on sale of property and equipment.............       --         32,809
  Deferred income....................................     (5,299)      (5,299)
  Change in operating assets and liabilities:
   Accounts receivable...............................   (147,150)      50,178
   Inventories.......................................      5,006       13,370
   Prepaid expenses..................................      2,324       30,657
   Refundable income taxes...........................     13,100         --
   Accounts payable..................................    148,379      130,394
   Accrued sales tax.................................     12,421      (70,136)
   Accrued income taxes..............................       --          3,257
   Other accrued liabilities.........................      4,127       23,518
                                                      -----------  ----------
Net cash provided by operating activities............    128,429      350,003
                                                      -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property................................     (3,836)      (2,123)
 Proceeds from disposal of property and equipment....       --          7,000
 Other...............................................       --            176
                                                      -----------  ----------
  Net cash provided by (used in) investing activities.    (3,836)       5,053
                                                      -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in short-term borrowings.....     2,000      (21,000)
 Principal payments on obligations under capital leases  (34,380)     (28,516)
                                                       -----------  ----------
  Net cash used in financing activities...............   (32,380)     (49,516)
                                                       -----------  ----------
Net increase in cash..................................    92,213      305,540
Cash and cash equivalents at beginning of period......   860,472      977,549
                                                      -----------  ----------
Cash and cash equivalents at end of period............   952,685    1,283,089
                                                      -----------  ----------
                                                      -----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
  Income taxes........................................ $     994   $   11,382
                                                       ---------   ----------
                                                       ---------   ----------
  Interest............................................ $  15,344   $   17,968
                                                       ---------   ----------
                                                       ---------   ----------
NONCASH FINANCING ACTIVITIES
 Capital lease obligations incurred
  for use of equipment................................              $  99,716
                                                                    ---------
                                                                    ---------

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

    The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Corporation's 1997 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

(2) Commitments and Contingencies.

    Capital expenditures are not expected to exceed $100,000 during the current fiscal year.

    The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company will be at the discretion of the Board of Directors. The Board voted to contribute $15,000 to the plan in 1997 and $20,000 in 1996.

    None of the Company's employees are represented by a union.

(3) Securities Purchased Under Agreement to Resell.

    The Company invests excess funds in the U.S. Government for U.S. Government Agency securities which are purchased under an agreement to resell (reverse repurchase agreement). The securities are purchased from a bank but do not constitute deposits at the bank and are not insured by the Federal Deposit Insurance Corporation. The bank maintains possession of the securities, but title of ownership passes to the Company according to the terms of the agreement. The bank repurchases the securities the business day immediately following the Company's purchase date. The carrying amount of securities purchased under agreement to resell approximates fair value. Risk of market value deterioration is mitigated by the short-term nature of the transaction and the type of securities purchased. Amounts outstanding under the agreement were $56,272 at August 30, 1997, and $190,878 at May 31, 1997.

                                        (5)               PAGE 5 OF 11 PAGES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

                                                          THIRTEEN WEEKS ENDED
                                                      --------------------------
                                                       AUGUST 30,    AUGUST 31,
                                                          1997          1996
                                                      ------------  ------------
Sales...............................................  $  6,877,871  $  7,249,545
% Sales Increase (Decrease).........................         -5.13         -0.48
Gross Margin %......................................         21.64         21.67
Operating and Administrative Expense:
 Amount.............................................  $  1,488,658  $  1,464,809
 % of Sales.........................................         21.64         20.21
Net Income..........................................  $     27,349  $     53,601

    Overall, sales decreased 5.13% from sales for the same quarter last year. This decrease is due primarily to decreased sales at one of the Company's six locations, where a competitor opened a store in September of 1996 within three miles of the Company's store. Sales at the Company's other five stores were down less than one percent. Management is seeking to regain market share through sales promotions and increased advertising. In addition to the installation of scanning equipment, which has improved the Company's pricing efficiency and its control of inventory costs, the Company continuously seeks to improve its profitability by obtaining the lowest cost available for its goods and by containing the expansion of its labor costs. The Company will also continue to explore other means of improving results, including consideration of the possible acquisition of additional store locations in areas where some of the Company's larger competitors have not yet established a significant presence. At present, the Company has no definite plans for any such acquisition.

    Operating expenses increased from 20.21% of sales to 21.64% of sales due primarily to the reduction in sales. The dollar value of the increase was only $23,849.

    Interest income is down from $11,159 to $6,851 because of the reduction in the Company's cash flow, and subsequent reduction in the utilization of the Company's cash management system.

    Accounts receivable are higher than normal at $293,901 at August 30, 1997, compared to $146,751 at year end May 31, 1997, due to a larger receivable from our ad group and an accounting error in which a check was issued to the wrong vendor and not cleared up until the first week of September.

    Accounts payable increased from $718,216 to $866,595 or $148,379. This increase is normal at the end of August. Last year accounts payable increased $130,394 between year end and August 31, 1996.

Income Taxes:
    The provision for income taxes for the quarter ended August 30, 1997 was $11,095 and was $26,824 at August 31, 1996. The provision for income taxes does not vary significantly from the statutory rate of 34%.

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

    Short-term borrowings as of August 30, 1997 and August 31, 1996 consist of unsecured notes payable to a principal stockholder. Notes to the stockholder, in the amount of $131,000 and $129,000 respectively, are payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit to finance inventory purchases.

    The ratio of current assets to current liabilities was 2.47 to 1 at the end of the latest quarter, August 30, 1997, as compared to 2.32 to 1 on August 31, 1996 and 2.64 to 1 at the end of the fiscal year ended May 31, 1997. Cash and cash equivalents constituted 27.69% of the total current assets at August 30, 1997 as compared to 37.15% at August 31, 1996 and 26.71% at May 31, 1997. The activity is detailed in the Condensed Statements of Cash Flows on page four.

    During the quarter ended August 30, 1997 retained earnings increased as a result of the Company's net income for the quarter.

                                     (7)                  PAGE 7 OF 11 PAGES

                            AMERICAN CONSUMERS, INC.

         PART II       OTHER INFORMATION

         ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company held its Annual Meeting of Shareholders on September 18, 1997, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 1998. Proxies were solicited by management in favor of seven nominees, with no solicitation in opposition to management's nominees. All of such nominees were elected, with the number of votes cast for, against, or withheld as well as the number of broker non votes and abstentions as to each nominee having been as follows:

                                                                   VOTES        VOTES                     BROKER
                                                       TOTAL        CAST        CAST         VOTES          NON
NOMINEE                                                SHARES       FOR        AGAINST      WITHHELD       VOTES
---------------------------------------------------  ----------  ----------  -----------  ------------  -----------
Michael A. Richardson..............................   664,394.2   663,074.2     1,320.0     252,112.8      4,480.0
Paul R. Cook.......................................   664,394.2   663,074.2     1,320.0     252,112.8      4,480.0
Virgil E. Bishop...................................   664,394.2   662,854.2     1,540.0     252,112.8      4.480.0
John P. Price......................................   664,394.2   663,074.2     1,320.0     252,112.8      4,480.0
Thomas L. Richardson...............................   664,394.2   663,074.2     1,320.0     252,112.8      4,480.0
Jerome P. Sims, Sr.................................   664,394.2   663,074.2     1,320.0     252,112.8      4,480.0
Herbert S. Willbanks...............................   664,394.2   662,854.2     1,540.0     252,112.8      4,480.0

               ITEM 6 EXHIBITS AND REPORTS OF FORM 8-K

               (a) The following exhibits are filed as a part of the report.

                   (11) Statement re: computation of per share earnings.
                   (27) Financial Data Schedule (EDGAR filing only)

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

                                          AMERICAN CONSUMERS, INC. (Registrant)

Date: 10/7/97                             /s/ Michael A. Richardson
                                          -------------------------------------
                                          Michael A. Richardson
                                          CHAIRMAN
                                          (Principal Executive Officer)


Date: 10/7/97                             /s/ Paul R. Cook
                                          -------------------------------------
                                          Paul R. Cook
                                          EXECUTIVE VICE PRESIDENT - TREASURER
                                          (Principal Financial Officer & Chief
                                            Accounting Officer)

                                       (9)                   PAGE 9 OF 11 PAGES

                                 EXHIBIT INDEX

EXHIBIT

(11) Statement re: computation of per share earnings

(27) Financial Data Schedule




                                       (10)