Form 10-Q
period 1997-11-29
AMERICAN CONSUMERS INC
filed 1998-01-14
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 29, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at January 9, 1998
COMMON STOCK  -  $.10 PAR VALUE                             920,780
NON VOTING COMMON STOCK  -  $.00 PAR VALUE                     0
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                    0
                                                   Exhibit Index on Page 10

                                       (1)                    PAGE 1 OF 17 PAGES

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                             THIRTEEN WEEKS ENDED                       TWENTY-SIX WEEKS ENDED
                                                        ---------------------------------         ---------------------------------
                                                        November 29,         November 30,         November 29,         November 30,
                                                            1997                 1996                 1997                 1996
                                                        ------------         ------------         ------------         ------------
NET SALES                                               $  6,729,757         $  6,710,275         $ 13,607,628         $ 13,959,820
COST OF GOODS SOLD                                         5,313,520            5,283,602           10,702,733           10,961,859
                                                        ------------         ------------         ------------         ------------

Gross Margin                                               1,416,237            1,426,673            2,904,895            2,997,961
OPERATING EXPENSES                                         1,457,509            1,439,866            2,912,632            2,904,675
                                                        ------------         ------------         ------------         ------------

Operating Income (Loss)                                      (41,272)             (13,193)              (7,737)              93,286

OTHER INCOME (EXPENSE)
  Interest income                                              6,092                9,884               12,943               21,043
  Other income                                                13,138               14,064               26,541               27,628
  Gain (Loss) on sale of assets                                    0                1,714                    0              (31,095)
  Interest expense                                           (14,892)             (19,059)             (30,237)             (37,027)
                                                        ------------         ------------         ------------         ------------

Income (Loss) Before Income Tax                              (36,934)              (6,590)               1,510               73,835

PROVISION (BENEFIT) FOR
   INCOME TAXES                                              (10,738)              (2,198)                 357               24,626
                                                        ------------         ------------         ------------         ------------

NET INCOME (LOSS)                                            (26,196)              (4,392)               1,153               49,209

RETAINED EARNINGS:
  Beginning                                                1,746,901            1,719,925            1,719,552            1,666,324

  Cash dividends                                                   0              (55,479)                   0              (55,479)

  Redemption of common stock                                     (48)                (161)                 (48)                (161)
                                                        ------------         ------------         ------------         ------------

  Ending                                                   1,720,657            1,659,893            1,720,657            1,659,893
                                                        ============         ============         ============         ============

PER SHARE:
  Net income (loss)                                     ($     0.028)        ($     0.005)        $      0.001         $      0.053
                                                        ============         ============         ============         ============

  Cash dividends                                        $      0.000         ($     0.060)        $      0.000         ($     0.060)
                                                        ============         ============         ============         ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                        921,437              924,274              921,366              923,895
                                                        ============         ============         ============         ============


                        See Notes to Financial Statements

                                       (2)                    PAGE 2 OF 17 PAGES

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS

                                                        November 29,    May 31,
                                                            1997         1997
                                                         ----------   ----------
                                 --A S S E T S--
CURRENT ASSETS:
  Cash                                                   $  711,593   $  669,594
  Securities purchased under agreement
     to resell                                                 --        190,878
  Certificate of deposit                                    384,514      374,396
  Accounts receivable                                       215,957      146,751
  Refundable income taxes                                     1,827       80,953
  Inventories                                             1,887,109    1,737,809
  Prepaid expenses                                           20,247       21,286
                                                         ----------   ----------
Total current assets                                      3,221,247    3,221,667
                                                         ----------   ----------

PROPERTY - At cost:
  Property                                                2,908,859    2,873,014
  Less accumulated depreciation                           1,923,783    1,803,230
                                                         ----------   ----------
    Property - Net                                          985,076    1,069,784
                                                         ----------   ----------
OTHER ASSETS                                                 10,000       10,000
                                                         ----------   ----------
TOTAL ASSETS                                             $4,216,323   $4,301,451
                                                         ==========   ==========

                   - -LIABILITIES AND STOCKHOLDERS' EQUITY- -
CURRENT LIABILITIES:
  Accounts payable                                       $  637,262   $  718,216
  Short-term borrowings                                     212,439      129,000
  Obligations under capital leases, current portion         150,542      144,926
  Accrued sales tax                                         113,784      113,308
  Other accrued liabilities                                 105,993      115,793
                                                         ----------   ----------
     Total Current Liabilities                            1,220,020    1,221,243
                                                         ----------   ----------
DEFERRED INCOME TAX LIABILITY                                49,870       48,270
                                                         ----------   ----------
DEFERRED INCOME                                             114,805      125,403
                                                         ----------   ----------
OBLIGATIONS UNDER CAPITALIZED LEASE AGREEMENTS              251,035      326,369
                                                         ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY:

  Non voting preferred stock; authorized 5,000,000
     shares of no par value; no shares issued                  --           --
  Non voting common stock; authorized 5,000,000
     shares of $.10 par value; no shares issued                --           --
  Common stock; authorized 5,000,000 shares
     of $.10 par value; issued 920,780 and 921,507           92,078       92,150
  Additional paid-in capital                                767,858      768,464
  Retained earnings                                       1,720,657    1,719,552
                                                         ----------   ----------
     Total Stockholders' Equity                           2,580,593    2,580,166
                                                         ----------   ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $4,216,323   $4,301,451
                                                         ==========   ==========


                        See Notes to Financial Statements

                                       (3)                    PAGE 3 OF 17 PAGES

                              FINANCIAL INFORMATION
                             AMERICAN CONSUMER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                              TWENTY-SIX WEEKS ENDED
                                                            ---------------------------
                                                            November 29,   November 30,
                                                               1997           1996
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $   1,153      $  49,209
Adjustments to reconcile net income to net cash
  provided by (used in) operating
   activities:
     Depreciation and amortization                             142,188        155,874
     Deferred income taxes                                       1,600         11,685
     (Gain) loss on sale of property                              --           31,095
     Deferred income                                           (10,598)       (10,598)
     Change in operating assets and liabilities:
       Certificate of deposit                                  (10,118)        (9,101)
       Accounts receivable                                     (69,206)        36,986
       Refundable income taxes                                  79,126        (27,091)
       Inventories                                            (149,300)       (84,111)
       Prepaid expenses                                          1,039         31,377
       Accounts payable                                        (80,954)       (52,486)
       Accrued sales tax                                           476       (100,718)
       Accrued income taxes                                       --          (24,067)
       Other accrued liabilities                                (9,800)        (6,898)
                                                             ---------      ---------
Net Cash provided by (used in) operating activities           (104,394)         1,156
                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property                                         (57,481)       (25,207)
  Proceeds from disposal of property                              --            9,000
  Other                                                           --              897
                                                             ---------      ---------
     Net cash used in investing activities                     (57,481)       (15,310)
                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings              83,439         (6,000)
  Principal payments on obligations under capital leases       (69,716)       (60,177)
                                                             ---------      ---------
  Cash dividends                                                  --          (55,479)
  Redemption of common stock                                      (727)        (2,431)
                                                             ---------      ---------
     Net cash provided by (used in) financing activities        12,996       (124,087)
                                                             ---------      ---------
Net decrease in cash                                          (148,879)      (138,241)
Cash and cash equivalents at beginning of period               860,472        977,549
                                                             ---------      ---------
Cash and cash equivalents at end of period                     711,593        839,308
                                                             =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Income taxes                                            $     994      $  66,242
                                                             =========      =========
     Interest                                                $  30,237      $  37,027
                                                             =========      =========
NONCASH FINANCING ACTIVITIES
   Capital lease obligations incurred for use of equipment   $    --        $  99,716
                                                             =========      =========


                        See Notes to Financial Statements

                                       (4)                    PAGE 4 OF 17 PAGES

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

(3)  Securities Purchased Under Agreement to Resell.

     The Company invests excess funds in U.S. Government or U.S. Government Agency securities which are purchased under an agreement to resell (reverse repurchase agreement). The securities are purchased from a bank but do not constitute deposits at the bank and are not insured by the Federal Deposit Insurance Corporation. The bank maintains possession of the securities, but title of ownership passes to the Company according to the terms of the agreement. The bank repurchases the securities the business day immediately following the Company's purchase date. The carrying amount of securities purchased under agreement to resell approximates fair value. Risk of market value deterioration is mitigated by the short-term nature of the transaction and the type of securities purchased. There were no funds invested at November 29, 1997, while $160,194 was invested at November 30, 1996, and $190,878 was invested at May 31, 1997.

                                       (5)                    PAGE 5 OF 17 PAGES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                    THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                               -------------------------------   --------------------------------
                                November 29,     November 30,     November 29,      November 30,
                                    1997             1996             1997              1996
                               --------------   --------------   --------------    --------------
Sales                          $    6,729,757   $    6,710,275   $   13,607,628    $   13,959,820
% Sales Increase (Decrease)              0.29            (7.03)           (2.52)            (3.74)
Gross Margin %                          21.04            21.26            21.35             21.48
Operating and Administrative
  Expense:
  Amount                       $    1,457,509   $    1,439,866        2,912,632         2,904,675
  % of Sales                            21.66            21.46            21.40             20.81
Net Income (Loss)                     (26,196)          (4,392)           1,153            49,209

     Overall, sales increased 0.29% from sales for the same quarter last year. This increase is attributable to increased sales at three of the Company's six stores. Sales were down 7.03% during this same quarter last year due primarily to the opening of a competitor at one location in which the Company operates. The slight increase this quarter is attributable, in large part, to the regaining of market share in that location and increased sales in three other locations. Management is currently increasing retail prices, to the extent permitted by competition, in order to increase gross margin. The Company continuously seeks to improve its gross margin and profitability by obtaining the lowest cost available for its goods.

     Operating and administrative expense increased slightly as a percent of sales between the quarter and year to date periods presented. Management is currently making reductions in advertising expense and reviewing other expenses in an effort to reduce its operating expenses and increase profitability.

     Interest income is down from $9,884 to $6,092 because of the reduction in the Company's cash flow, and subsequent reduction in the utilization of the Company's cash management system. Interest expense decrease due to the reduction in debt relating to the capital leases. Short-term borrowings increased as a result of the reduced cash flow.

     Refundable income taxes at November 29, 1997 and May 31, 1997 are a result of estimated taxes paid exceeding the liability due.

     Inventories were up $149,300 from May 31, which is consistent with prior periods for this time of year. At November 30, 1996 inventories were $1,747,415.

Income Taxes:

     The benefit for income taxes for the quarter ended November 29, 1997 was $10,738 while the benefit was $2,198 for November 30, 1996. The provision for income taxes does not vary significantly from the statutory rate of 34%.

                                       (6)                    PAGE 6 OF 17 PAGES

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

     Short-term borrowings consist of unsecured notes payable to a principal stockholder and borrowings under the Company's line of credit. Notes to the stockholder, in the sum of $93,222 and $129,000 as of November 29, 1997 and May 31, 1997 respectively, are payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit. The Company borrowed $119,217 on its line of credit as of November 26, 1997 while no amount was outstanding on the line of credit at year end, May 31, 1997.

     The ratio of current assets to current liabilities was 2.64 to 1 at the end of the latest quarter, November 29, 1997, as compared to 2.56 to 1 on November 30, 1996 and 2.64 to 1 at the end of the fiscal year ended May 31, 1997. Cash and cash equivalents constituted 22.09% of the total current assets at November 29, 1997 as compared to 26.59% at November 30, 1996 and 26.71% at May 31, 1997.
Cash activity is detailed in the Condensed Statements of Cash Flows on page four.

     During the quarter ended November 29, 1997 retained earnings decreased as a result of the Company's net loss for the quarter.

                                       (7)                    PAGE 7 OF 17 PAGES

                            AMERICAN CONSUMERS, INC.



PART II OTHER INFORMATION

Item 6    EXHIBITS AND REPORTS OF FORM 8-K

          (a)  The following exhibits are filed as a part of the report.

               10(c) Note and Security Agreement between the Company and
                     Wachovia Bank of Georgia, N.A., dated December 5, 1997

               10(d) Commitment letter dated December 3, 1997 between the
                     Company and Wachovia Bank of Georgia, N.A.

               11    Statement re: computation of per share earnings.

               27    Financial Data Schedule (EDGAR version only)

          (b) During the most recent quarter, the Company has not filed a report on Form 8-K.


                                       (8)                    PAGE 8 OF 17 PAGES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN CONSUMERS, INC.
                                 (Registrant)


Date: 1/13/98                    /s/ MICHAEL A. RICHARDSON
      -------                    -----------------------------------------------
                                 Michael A. Richardson
                                 CHAIRMAN
                                 (Principal Executive Officer)


Date: 1/13/98                    /s/ PAUL R. COOK
      -------                    -----------------------------------------------
                                 Paul R. Cook
                                 EXECUTIVE VICE PRESIDENT - TREASURER
                                 (Principal Financial Officer & Chief Accounting
                                 Officer)

                                       (9)                    PAGE 9 OF 17 PAGES