Form 10-Q
period 1998-02-28
AMERICAN CONSUMERS INC
filed 1998-04-13
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 28, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at April 6, 1998
COMMON STOCK  -  $.10 PAR VALUE                               892,587
NON VOTING COMMON STOCK  -  $.00 PAR VALUE                          0
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                         0
                                                      Exhibit Index on Page ____

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                           THIRTEEN WEEKS ENDED                      THIRTY-NINE WEEKS ENDED
                                                    ----------------------------------           ----------------------------------
                                                     February 28,           March 1,             February 28,           March 1,
                                                        1998                  1997                  1998                  1997
                                                     ------------          ------------          ------------          ------------
NET SALES                                            $  6,717,154          $  7,048,867          $ 20,324,782          $ 21,008,687
COST OF GOODS SOLD                                      5,201,650             5,517,995            15,904,383            16,479,854
                                                     ------------          ------------          ------------          ------------
Gross Margin                                            1,515,504             1,530,872             4,420,399             4,528,833
OPERATING EXPENSES                                      1,453,584             1,477,627             4,366,217             4,382,302
                                                     ------------          ------------          ------------          ------------

Operating Income                                           61,920                53,245                54,182               146,531

OTHER INCOME (EXPENSE)
  Interest income                                           3,428                10,086                16,371                31,129
  Other income                                             13,376                14,076                39,917                41,704
  Loss on sale of assets                                     --                    --                    --                 (31,095)
  Interest expense                                        (14,765)              (18,235)              (45,002)              (55,262)
                                                     ------------          ------------          ------------          ------------

Income Before Income Taxes                                 63,959                59,172                65,469               133,007

PROVISION (BENEFIT) FOR
   INCOME TAXES                                            17,220                25,383                17,577                50,009
                                                     ------------          ------------          ------------          ------------

NET INCOME                                                 46,739                33,789                47,892                82,998

RETAINED EARNINGS:
  Beginning                                             1,720,657             1,659,893             1,719,552             1,666,324
  Cash dividends                                             --                    --                    --                 (55,479)
  Redemption of common stock                               (1,863)                 --                  (1,911)                 (161)
                                                     ------------          ------------          ------------          ------------
  Ending                                                1,765,533             1,693,682             1,765,533             1,693,682
                                                     ============          ============          ============          ============
PER SHARE:
  Net income                                         $      0.051          $      0.038          $      0.053          $      0.090
                                                     ============          ============          ============          ============
  Cash dividends                                     $      0.000          $      0.000          $      0.000          $      0.060
                                                     ============          ============          ============          ============
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                     916,450               922,222               911,633               923,352
                                                     ============          ============          ============          ============


                        See Notes to Financial Statements

                                      (2)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS

                                                                 February 28,    May 31,
                                                                    1998          1997
                                                                 ----------   ----------
                                 --A S S E T S--
CURRENT ASSETS:
  Cash                                                           $  880,527   $  669,594
  Securities purchased under agreement
     to resell                                                         --        190,878
  Certificate of deposit                                            384,514      374,396
  Accounts receivable                                               173,508      146,751
  Refundable income taxes                                              --         80,953
  Inventories                                                     1,784,834    1,737,809
  Prepaid expenses                                                   23,014       21,286
                                                                 ----------   ----------
     Total current assets                                         3,246,397    3,221,667
                                                                 ----------   ----------

PROPERTY - At cost:
  Property                                                        2,942,762    2,873,014
  Less accumulated depreciation                                   1,998,664    1,803,230
                                                                 ----------   ----------
    Property - Net                                                  944,098    1,069,784
                                                                 ----------   ----------
OTHER ASSETS                                                          4,000       10,000
                                                                 ----------   ----------
TOTAL ASSETS                                                     $4,194,495   $4,301,451
                                                                 ==========   ==========

                    --LIABILITIES AND STOCKHOLDERS' EQUITY--

CURRENT LIABILITIES:
  Accounts payable                                               $  631,639   $  718,216
  Short-term borrowings                                             203,694      129,000
  Obligations under capital leases, current portion                 148,752      144,926
  Accrued sales tax                                                 109,597      113,308
  Accrued income taxes                                               19,993         --
  Other accrued liabilities                                         106,065      115,793
                                                                 ----------   ----------
     Total Current Liabilities                                    1,219,740    1,221,243
                                                                 ----------   ----------
DEFERRED INCOME TAX LIABILITY                                        46,270       48,270
                                                                 ----------   ----------
DEFERRED INCOME                                                     112,845      125,403
                                                                 ----------   ----------
OBLIGATIONS UNDER CAPITALIZED LEASE AGREEMENTS                      216,501      326,369
                                                                 ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY:
  Non voting preferred stock; authorized 5,000,000
     shares of no par  value;  no shares  issued                       --           --
Non  voting common stock; authorized 5,000,000
     shares of $.10 par value;  no shares issued                       --           --
Common stock; authorized 5,000,000 shares
     of $.10 par value; issued 892,587 at 2/28/98
     and 921,507 at 5/31/97                                          89,259       92,150
  Additional paid-in capital                                        744,347      768,464
  Retained earnings                                               1,765,533    1,719,552
                                                                 ----------   ----------
     Total Stockholders' Equity                                   2,599,139    2,580,166
                                                                 ----------   ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $4,194,495   $4,301,451
                                                                 ==========   ==========

                        See Notes to Financial Statements

                                      (3)

                              FINANCIAL INFORMATION
                             AMERICAN CONSUMER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                              THIRTY-NINE WEEKS ENDED
                                                              -----------------------
                                                             February 28,    March 1,
                                                                1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $    47,892    $    82,998
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                               217,070        232,425
     Deferred income taxes                                        (2,000)        11,185
     (Gain) loss on sale of property                                --           31,095
     Deferred income                                             (12,558)       (15,896)
     Change in operating assets and liabilities:
       Certificate of deposit                                    (10,118)        (9,101)
       Accounts receivable                                       (26,757)        52,133
       Refundable income taxes                                    80,953        (27,568)
       Inventories                                               (47,025)       (32,429)
       Prepaid expenses                                           (1,728)        31,906
       Accounts payable                                          (86,577)        31,110
       Accrued sales tax                                          (3,711)       (96,551)
       Accrued income taxes                                       19,993        (24,067)
       Other accrued liabilities                                  (9,728)        (1,684)
                                                             -----------    -----------
Net Cash provided by operating activities                        165,705        265,556
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property                                           (91,383)       (37,550)
  Proceeds from disposal of property                                --            9,000
  Other                                                            6,000          1,385
                                                             -----------    -----------
     Net cash used in investing activities                       (85,383)       (27,165)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings                74,694         (8,000)
  Principal payments on obligations under capital leases        (106,041)       (92,721)
                                                             -----------    -----------
  Cash dividends                                                    --          (55,479)
  Redemption of common stock                                     (28,920)        (2,431)
                                                             -----------    -----------
     Net cash used in financing activities                       (60,267)      (158,631)
                                                             -----------    -----------
Net increase in cash                                              20,055         79,760
Cash and cash equivalents at beginning of period                 860,472        977,549
                                                             -----------    -----------
Cash and cash equivalents at end of period                       880,527      1,057,309
                                                             ===========    ===========
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
  Cash paid during the period for:
     Income taxes                                            $         0    $    93,672
                                                             ===========    ===========
     Interest                                                $    45,002    $    55,262
                                                             ===========    ===========
NONCASH FINANCING ACTIVITIES
   Capital lease obligations incurred for use of equipment   $         0    $    99,716
                                                             ===========    ===========

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

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company will be at the discretion of the Board of Directors, which will make such decisions annually at its quarterly meeting in January. At the Board Meeting in January 1998, the Board voted to contribute $10,000 to the plan on behalf of plan participants. The Board voted to contribute $15,000 to the plan in 1997. The expense for these contributions is included in the accompanying financial statements.

     None of the Company's employees are represented by a union.

(3)  Securities Purchased Under Agreement to Resell.

     The Company invests excess funds in U.S. Government or U.S. Government Agency securities which are purchased under an agreement to resell (reverse repurchase agreement). The securities are purchased from a bank but do not constitute deposits at the bank and are not insured by the Federal Deposit Insurance Corporation. The bank maintains possession of the securities, but title of ownership passes to the Company according to the terms of the agreement. The bank repurchases the securities the business day immediately following the Company's purchase date. The carrying amount of securities purchased under agreement to resell approximates fair value. Risk of market value deterioration is mitigated by the short-term nature of the transaction and the type of securities purchased. There were no funds invested at February 28, 1998, while $457,434 was invested at March 1, 1997, and $190,878 was invested at May 31, 1997.

                                      (5)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                      THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                  -----------------------------     -----------------------------
                                  February 28,        March 1,      February 28,         March 1,
                                      1998              1997            1998              1997
                                  ------------      -----------     ------------      ------------
Sales                              $6,717,154       $7,048,867      $20,324,782       $21,008,687
% Sales Increase (Decrease)             (4.71)           (7.04)           (3.26)            (4.87)
Gross Margin %                          22.56            21.72            21.75             21.56
Operating and Administrative
  Expense:
  Amount                           $1,453,584       $1,477,627        4,366,216         4,382,302
  % of Sales                            21.64            20.96            21.48             20.86
Net Income                             46,739           33,789           47,892            82,998

     Overall, sales decreased 4.71% from sales for the same quarter last year. This decrease although smaller than the decrease a year ago, is threatening the profitability of the Company. The increase in profitability for the most recent quarter compared to the same quarter last year is due to the increase in gross margin, which may be difficult to continue unless sales increase. A promotional program is scheduled to start in May, in an effort to increase sales without an adverse affect on gross margin. The Company's competitors are constantly conducting sales promotions which are expensive for an operation the size of the Company to match over long periods of time. Management believes that competitive pressures on the Company will continue to increase over time as a result of its competitors opening more new stores in the Company's trade area. A continuous effort is made to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory.

     Operating and administrative expense increased as a percent of sales in the quarter and the year to date periods presented. The decline in sales also has resulted in both an increase in the fixed charge components of the Company's operating expenses relative to sales and an increase in the Company's overall proportion of fixed expenses relative to total expenses, as reflected in the results for both the quarter and year to date periods presented.

     Interest income is down because of the decrease in cash flow, while interest expense has decreased because of the reduction in the Company's capital lease obligations through the ongoing amortization of such obligations.

     Refundable income taxes at May 31, 1997 are a result of estimated taxes paid exceeding the liability due. At February 28, 1998 a liability of $19,993 was recorded.

Income Taxes:

     The provision for income taxes for the quarter ended February 28, 1998 was $17,220 while the l iability was $25,383 for the quarter ended March 1, 1997. The provision for income taxes does not vary significantly from the statutory rate of 34%.

                                      (6)

Inflation:

     Although not a currently significant factor, the Company continues to seek ways to cope with the threat of renewed inflation. To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the goods sold by the Company.

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

    Short-term borrowings consist of notes payable to the following:

                                                        2/28/98          5/31/97
                                                        -------          -------
       Estate of Beatrice Richardson                    $92,117         $129,000
       Richardson Testamentary Trust                      5,092                0
       Line of Credit-Wachovia Bank                     106,484                0
                                                       --------         --------
           Total                                       $203,694         $129,000
                                                       ========         ========

     Notes to the Estate and to the Richardson Trust are unsecured, payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit.

     The ratio of current assets to current liabilities was 2.66 to 1 at the end of the latest quarter, February 28, 1998, as compared to 2.49 to 1 on March 1, 1997 and 2.64 to 1 at the end of the fiscal year ended May 31, 1997. Cash and cash equivalents constituted 38.97% of the total current assets at February 28, 1998 as compared to 20.86% at March 1, 1997 and 26.71% at May 31, 1997.

     During the quarter ended February 28, 1998 retained earnings increased as a result of the Company's net income for the quarter.

                                      (7)

                            AMERICAN CONSUMERS, INC.


PART II OTHER INFORMATION

Item 5 OTHER INFORMATION

During the quarter ended February 28, 1998, director Herbert S. Willbanks announced his decision to retire from the Company's Board of Directors, effective March 1, 1998.

Item 6 EXHIBITS AND REPORTS OF FORM 8-K

     (a)  The following exhibits are filed as a part of the report.

          (11) Statement re: computation of per share earnings.

          (27) Financial Data Schedule (EDGAR version only).

          (99) Agreement to Furnish Copies.

     (b) During the most recent quarter, the Company has not filed a report on Form 8-K.

                                      (8)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERICAN CONSUMERS, INC.
                                            (Registrant)


                  Date:  4/13/98            /s/ Michael A. Richardson
                                            ------------------------------------
                                            Michael A. Richardson
                                            CHAIRMAN
                                            (Principal Executive Officer)


                  Date:  4/13/98            /s/ Paul R. Cook
                                            ------------------------------------
                                            Paul R. Cook
                                            EXECUTIVE VICE PRESIDENT - TREASURER
                                            (Principal Financial Officer &
                                            Chief Accounting Officer)


                                      (9)