Form 10-K
period 1998-05-30
AMERICAN CONSUMERS INC
filed 1998-08-28
CIK 4811

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year ended May 30, 1998

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

                            Exhibit Index on Page 12

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  |X|                    NO | |


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

As of August 11, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $189,463. (Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by available bid price information.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

890,597 shares of Common Stock, $0.10 par value, as of August 11, 1998.

List hereunder the following documents, if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

(1) specified portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 30, 1998, incorporated by reference into Part II of this report on Form 10-K.

(2) specified portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission for the Registrant's Annual Meeting of Shareholders to be held September 17, 1998 incorporated by reference into Part III of this report on Form 10-K.

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

During the fiscal year ended May 30, 1998, Company's major supplier of staple groceries was Fleming Co., Inc. ("Fleming") formerly, Malone & Hyde, Inc., with its principal corporate offices in Oklahoma City, Oklahoma. For the fiscal year ended May 30, 1998, approximately 73% of the Company's total inventory purchases of $21,547,994 were made from Fleming. Prior years purchases from Fleming were approximately 72%. The inventory purchases from Fleming covered all lines of the Company's groceries. Fleming was the Company's principal supplier of tobacco products and meat products. Purchases from Specialty Produce Company, a local produce supplier, account for the majority of the Company's produce purchases.

Various local suppliers within the geographical area served by the Company's supermarkets provide the Company with approximately half of its requirements of certain perishable items, including produce, and account for approximately 27% of the Company's total inventory purchases. The Company believes that there are other adequate and convenient sources of groceries, including several area and local suppliers, which could meet its needs. Accordingly, the Company is not dependent upon any particular supplier for its requirements of groceries.

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

     Management believes that, in recent periods, entry into the Company's trade area by Winn Dixie and Save-A-Lot, and further expansion in the area by Food Lion, has caused Ingle's and Bi-Lo to react by further reducing prices and increasing advertising and promotional activities. These developments have resulted in increased pressure on the Company's market share, sales and profits during fiscal 1998, the effects of which are threatening the profitability of the Company. The Company began a promotional program at the end of its 1998 fiscal year, in an effort to increase sales without an adverse effect on gross margin. As described above, the Company's competitors are constantly conducting sales promotions which are expensive for an operation the size of the Company to match over long periods of time. Management believes that competitive pressures on the Company will continue to increase over time as a result of larger competitors, which are in a better position than the Company to withstand prolonged price competition, opening more new stores in the Company's trade area. A continuous effort is made to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory. Additionally, the Company seeks to retain supermarket locations in areas where competition from larger chains is less direct.

     Backlog is not a significant factor in the business of the Company.

     The Company employs approximately 93 full-time employees and approximately 97 part-time and seasonal employees.

     The Company believes it is in compliance with all federal, state and local laws relating to environmental protection. No capital expenditures for equipment relating to environmental protection are presently anticipated.

     The Company is engaged in a single line of business; namely, the retail, self-service grocery business which is not divisible into separate segments. The following table sets forth information for the last three (3) fiscal years as to the total sales and revenue of the Company contributed by each class of products which contributed a significant percentage of the total retail sales and revenues of the Company in the last three (3) fiscal years. All years presented consisted of 52 weeks.

                                     1998             1997              1996
                                     ----             ----              ----

Meat                             $ 6,201,052       $ 6,595,208       $ 6,763,852

Produce                            1,846,159         1,803,984         1,915,763

Grocery & Non-
Food Items                        18,872,986        19,605,801        20,606,311


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

The Company's supermarkets are located in Ringgold, LaFayette, Chatsworth, and Chickamauga, Georgia; Stevenson, Alabama; and Dayton, Tennessee. All of the six locations are leased from unaffiliated landlords. These leases are presented below:

                              Square         Current Lease            Renewal
Location                      Footage           Term                  Options
------------                  ------      -------------------      ------------

Ringgold, GA                  14,400      12/01/97 - 11/30/02      1-5 yr. term
LaFayette, GA                 20,500      02/26/92 - 01/31/02      3-5 yr. terms
Chatsworth, GA                24,360      04/29/88 - 04/28/03      3-5 yr. terms
Chickamauga, GA               13,840      04/07/86 - 12/31/98      3-5 yr. terms
Stevenson, AL                 23,860      06/01/94 - 05/31/04      3-5 yr. terms
Dayton, TN                    23,004      08/01/92 - 07/31/02      2-5 yr. terms
                             -------
                             119,964
                             =======


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                        EXECUTIVE OFFICERS OF THE COMPANY

The Company's Board of Directors appoints the Company's Executive Officers for a term of one year. The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company's Executive Officers are set forth in the following table:

Name and Year                       Office(s) Presently
First Elected as                    Held, Business Experience
Executive Officer                   and Certain Directorships          Age
-----------------                   -------------------------          ---

Michael A. Richardson               Chairman of the Board of           52
1977                                Directors, President, Chief
                                    Executive  Officer,  member
                                    of the Executive  Committee
                                    of the Board of Directors.

Virgil Bishop                       Vice-President, Director,          59
1974                                member of the Executive
                                    Committee and the Board
                                    of Directors.

Paul R. Cook                        Executive Vice-President,          48
1987                                Treasurer, Chief Financial
                                    Officer,  Director,  member
                                    of the Executive  Committee
                                    and the Board of Directors.
                                    Director  of Capital  Bank,
                                    Fort  Oglethorpe,   Georgia
                                    since May 1993.

James E. Floyd                      Vice-President, member of          54
1991                                the Executive Committee
                                   (ex-officio).  From 1966 to
                                    1991, Mr. Floyd was
                                    Grocery Supervisor for
                                    the Company.

Reba S. Southern                    Secretary, member of the           45
1991                                Executive Committee (ex-
                                    officio). From 1972 to 1991,
                                    Mrs. Southern was Administra-
                                    tive Assistant for the Company.

                                     PART II

ITEM 5.   MARKET FOR THE  COMPANY'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
          MATTERS

The information required by this Item is incorporated herein by reference to page 4 of the Company's Annual Report to security holders for the fiscal year ended May 30, 1998.

ITEM 6.   SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to page 3 of the Company's Annual Report to security holders for the fiscal year ended May 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 5 through 7 of the Company's annual report to security holders for the fiscal year ended May 30, 1998.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 8 through 19 of the Company's annual report to security holders for the fiscal year ended May 30, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning the Company's Executive Officers is set forth in Part I of this report on Form 10-K under the caption "Executive Officers of the Company." The remaining information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 17, 1998, under the heading "INFORMATION ABOUT NOMINEES FOR DIRECTOR" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 17, 1998, under the headings "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of
Shareholders to be held September 17, 1998, under the heading "PRINCIPAL SHAREHOLDERS."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 17, 1998, under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" AND "CERTAIN TRANSACTIONS."


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   The following  Financial  Statements included in the Company's 1998
          Annual Report to the security holders for the fiscal year ended May 30, 1998, are incorporated by reference in Item 8 hereof:

          -    Report of Independent Accountants

          -    Balance Sheets - May 30, 1998 and May 31, 1997

          - Statements of Income and Retained Earnings - Fiscal Years Ended May 30, 1998; May 31, 1997 and June 1, 1996

          - Statements of Cash Flows - Fiscal Years Ended May 30, 1998; May 31, 1997 and June 1, 1996

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

Exhibit 10(c) Addendum to Financial Management Account Investment/ Commercial Loan Access Agreement between the Company and Wachovia Bank of Georgia, N.A., dated July 6, 1994. Incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended June 3, 1995.

Exhibit 10(d) Letter Agreement dated December 5, 1994 amending Financial Management Account Investment/Commercial Loan Access Agreement between the Company and Wachovia Bank of Georgia, N.A. Incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended June 3, 1995.

Exhibit 10(e) Note and Security Agreement dated December 5, 1997, together with related Commitment Letter dated December 3, 1997, between the Company and Wachovia Bank of Georgia, N.A. Incorporated by reference to Exhibits 10(c) (Note and Security Agmt.) and 10(d) (Commitment Letter) to Form 10-Q for the quarterly period ended November 29, 1997.

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

Exhibit 10(o)       Collateral  Substitution  Agreement,   together  with
                    related Collateral Assignment of Deposit, between the Company and Wachovia Bank of Georgia, N.A., dated May 19, 1997. Incorporated by referenced to Exhibit 10(o) to Form 10-K for the year ended May 31, 1997.

Exhibit 13          Annual Report to  Shareholders  for the Fiscal Year ended
                    May 30, 1998.

Exhibit 23          Consent of Messrs. Hazlett, Lewis & Bieter.

Exhibit 27          Financial Data Schedule (EDGAR only)

(b) The Company has not filed any report on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the 9 Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERICAN CONSUMERS, INC.

Date: August 17, 1998       By: s/Michael A. Richardson
                            -----------------------
                            Michael A. Richardson
                            Chairman of the Board,
                            President and Chief
                            Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                          Title                           Date
-----------------------       ----------------------             ---------------

s/Michael A. Richardson       Chairman of the Board,             August 17, 1998
------------------------      President and Chief
Michael A. Richardson         Executive Officer

s/Paul R. Cook                Executive Vice-                    August 17, 1998
------------------------      President, Chief
Paul R. Cook                  Financial Officer,
                              Treasurer (Chief
                              Accounting Officer) and
                              Director

s/Virgil E. Bishop            Vice-President and                 August 17, 1998
------------------------      Director
Virgil E. Bishop

s/John P. Price               Director                           August 20, 1998
------------------------
John P. Price

s/Thomas L. Richardson        Director                           August 20, 1998
------------------------
Thomas L. Richardson

s/Jerome P. Sims              Director                           August 20, 1998
------------------------
Jerome P. Sims, Sr.

s/Andrew V. Douglas           Director                           August 17, 1998
------------------------
Andrew V. Douglas