Form 10-Q
period 1998-08-29
AMERICAN CONSUMERS INC
filed 1998-10-13
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For  the  quarterly  period  ended  August  29,  1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at October 8, 1998
COMMON STOCK  -  $.10 PAR VALUE                              888,863
NON VOTING COMMON STOCK  -  $.00 PAR VALUE                      0
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                     0

                                                     Exhibit Index on Page 10

                                      (1)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONSDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                       THIRTEEN WEEKS ENDED
                                                    August 29,       August 30,
                                                       1998             1997
                                                   -----------      -----------

NET SALES                                          $ 6,639,544      $ 6,877,871
COST OF GOODS SOLD                                   5,250,300        5,389,213
                                                   -----------      -----------

Gross Margin                                         1,389,244        1,488,658
OPERATING EXPENSES                                   1,455,250        1,455,123
                                                   -----------      -----------

Operating Income (Loss)                                (66,006)          33,535

OTHER INCOME (EXPENSE)
  Interest income                                        7,671            6,851
  Other income                                          13,937           13,403
  Interest expense                                     (12,759)         (15,345)
                                                   -----------      -----------

Income (Loss) Before Income Taxes                      (57,157)          38,444

PROVISION (BENEFIT) FOR INCOME TAXES                   (24,506)          11,095
                                                   -----------      -----------

NET INCOME (LOSS)                                      (32,651)          27,349

RETAINED EARNINGS:
  Beginning                                          1,803,098        1,719,552
                                                   -----------      -----------

  Ending                                             1,770,447        1,746,901
                                                   ===========      ===========

PER SHARE:
  Net income (loss)                                ($    0.037)     $     0.030
                                                   ===========      ===========

  Cash dividends                                   $     0.000      $     0.000
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                   890,597          921,507
                                                   ===========      ===========




                        See Notes to Financial Statements

                                      (2)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS

                                                                August 29,     May 30,
                                                                   1998         1998
                                                                ----------   ----------
                                 --A S S E T S--
CURRENT ASSETS:
  Cash and short-term investments                               $  936,033   $  945,222
  Certificate of deposit                                           394,792      394,792
  Accounts receivable                                              182,608      175,135
  Inventories                                                    1,789,361    1,830,003
  Prepaid expenses                                                  18,732       14,613
  Refundable income tax                                             22,500            0
                                                                ----------   ----------
     Total current assets                                        3,344,026    3,359,765
                                                                ==========   ==========

PROPERTY - At cost:
  Property                                                       2,942,742    2,939,838
  Less accumulated depreciation                                  2,113,412    2,046,381
                                                                ----------   ----------
    Property - Net                                                 829,330      893,457
                                                                ----------   ----------
OTHER ASSETS                                                         4,000        4,000
                                                                ----------   ----------
TOTAL ASSETS                                                    $4,177,356   $4,257,222
                                                                ==========   ==========

                   -- LIABILITIES AND STOCKHOLDERS' EQUITY --

CURRENT LIABILITIES:
  Accounts payable                                              $  701,830   $  655,937
  Short-term borrowings                                            198,169      208,945
  Obligations under capital leases, current portion                133,833      144,077
  Accrued sales tax                                                 71,560      106,239
  Accrued income taxes                                               5,122       24,634
  Other accrued liabilities                                        144,618      128,652
                                                                ----------   ----------
     Total Current Liabilities                                   1,255,132    1,268,484
                                                                ----------   ----------
DEFERRED INCOME TAX LIABILITY                                       61,504       62,504
                                                                ----------   ----------
DEFERRED INCOME                                                    102,248      107,546
                                                                ----------   ----------
OBLIGATIONS UNDER CAPITALIZED LEASE AGREEMENTS                     156,277      183,842
                                                                ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY:
  Non voting preferred stock; authorized 5,000,000
     shares of no par value; no shares issued                           --           --
  Non voting common stock; authorized 5,000,000
     shares of $.10 par value; no shares issued                         --           --
  Common stock; authorized 5,000,000 shares
     of $.10 par value; issued 890,597                              89,060       89,060
  Additional paid-in capital                                       742,688      742,688
  Retained earnings                                              1,770,447    1,803,098
                                                                ----------   ----------
     Total Stockholders' Equity                                  2,602,195    2,634,846
                                                                ----------   ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         4,177,356    4,257,222
                                                                ==========   ==========

                        See Notes to Financial Statements

                                      (3)

                              FINANCIAL INFORMATION
                             AMERICAN CONSUMER, INC.
                       CONSENSED STATEMENTS OF CASH FLOWS

                                                            THIRTEEN WEEKS ENDED
                                                           ----------------------
                                                           August 29,   August 30,
                                                              1998         1997
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 ($ 32,651)   $  27,349
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                            67,032       70,172
     Deferred income taxes                                    (1,000)      (2,000)
     Deferred income                                          (5,299)      (5,299)
     Change in operating assets and liabilities:
       Accounts receivable                                    (7,473)    (147,150)
       Inventories                                            40,642        5,006
       Prepaid expenses                                       (4,119)       2,324
       Refundable income taxes                               (22,500)      13,100
       Accounts payable                                       45,893      148,379
       Accrued sales tax                                     (34,679)      12,421
       Accrued income taxes                                  (19,512)          --
       Other accrued liabilities                              15,966        4,127
                                                           ---------    ---------
Net Cash provided by (used in) operating activities           42,300      128,429
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property                                        (2,904)      (3,836)
     Net cash used in investing activities                    (2,904)      (3,836)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings           (10,776)       2,000
  Principal payments on obligations under capital leases     (37,809)     (34,380)
                                                           ---------    ---------
     Net cash used in financing activities                   (48,585)     (32,380)
                                                           ---------    ---------
Net increase (decrease) in cash                               (9,189)      92,213
Cash and cash equivalents at beginning of period             945,222      860,472
                                                           ---------    ---------
Cash and cash equivalents at end of period                   936,033      952,685
                                                           =========    =========

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
  Cash paid during the period for:
     Income taxes                                          $  19,512    $     994
                                                           =========    =========
     Interest                                              $  12,759    $  15,344
                                                           =========    =========


                        See Notes to Financial Statements

                                      (4)

                            AMERICAN CONSUMERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)  Basis of Presentation.

     The financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the industry.

     The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Corporation's 1998 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

(2)  Commitments and Contingencies.

     Capital expenditures are not expected to exceed $100,000 during the current fiscal year. This figure could increase if Y2K problems arise.

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company will be at the discretion of the Board of Directors. The Board voted to contribute $10,000 to the plan in 1998 and $15,000 in 1997.

     None of the Company's employees are represented by a union.

     Subsequent to August 29, 1998, the Company exercised existing options to extend the leases for its administrative office (extended through November 30, 1999) and for its retail store in Chickamauga, Georgia (extended through December 31, 2004).

(3) The Company invests excess funds in the U.S. Government for U.S. Government Agency securities which are purchased under an agreement to resell (reverse re- purchase agreement). The securities are purchased from a bank but do not constitute deposits at the bank and not insured by the Federal Deposit Insurance Corporation. The bank maintains possession of the securities, but title of ownership passes to the Company according to the terms of the agreement. The bank repurchases the securities the business day immediately following the Company's purchase date. The carrying amount of securities purchased under agreement to resell approximates fair value. Risk of market value deterioration is mitigated by the short-term nature of the transaction and the type of securities purchased. Amounts outstanding under the agreement were $97,520 at August 29, 1998, and $161,256 at May 30, 1998.

                                      (5)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS

                                                        THIRTEEN WEEKS ENDED
                                                    ----------------------------
                                                     August 29,       August 30,
                                                        1998            1997
                                                    -----------      -----------
Sales                                               $ 6,639,544      $ 6,877,871
% Sales Increase (Decrease)                               -3.47            -5.13
Gross Margin %                                            20.92            21.64
Operating and Administrative Expense:
  Amount                                            $ 1,455,251      $ 1,455,123
  % of Sales                                              21.92            21.16
Net Income (Loss)                                   ($   32,651)     $    27,349

     The decrease in sales of 3.47% includes losses at four of the Company's locations. Competition has increased pressure on the Company's market share, sales and profits, the effects of which are threatening the profitability of the Company. The Company's competitors are constantly conducting sales promotions which are expensive for an operation the size of the Company to match. Management believes that competitive pressures on the Company will continue to increase over time as a result of its competitors opening more new stores in the Company's trade area. Management is continuously seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory. Subsequent to the end of the most recent quarter, the retail price of soft drinks has been adjusted in an effort to improve the gross margin.

     Operating expenses increased from 20.16% of sales to 21.92% of sales due primarily to the reduction in sales. The dollar value of the increase was only $128.

     Interest expense decreased because of the reduction in the capitalized lease obligation of the Company.

     Accounts payable increased from $655,937 to $701,830 or $45,893. This increase is normal at the end of August. Last year accounts payable increased $148,379 between year end and August 30, 1997.

     The benefit for income taxes for the quarter ended August 29, 1998 was $24,506 as compared to a provision for income taxes in the amount of $11,095 at August 30, 1997. The provision (benefit) for income taxes does not vary significantly from the statutory rate of 34%.

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

     Short-term borrowings as of August 29, 1998 and August 30, 1997 consist of unsecured notes payable to a trust for the benefit of a son of Michael and Diana Richardson, principal shareholders of the Company, and to the estate of a former principal stockholder. The notes, in the amount of $198,169 and $208,945 respectively, are payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit to finance inventory purchases.

     The ratio of current assets to current liabilities was 2.66 to 1 at the end of the latest quarter, August 29, 1998, as compared to 2.47 to 1 on August 30, 1997 and 2.65 to 1 at the end of the fiscal year ended May 30, 1998. Cash and cash equivalents constituted 39.80% of the total current assets at August 29, 1998 as compared to 27.69% at August 30, 1997 and 39.88% at May 30, 1998. The activity is detailed in the Condensed Statements of Cash Flows on page four.

     During the quarter ended August 29, 1998 retained earnings decreased as a result of the Company's net loss for the quarter.

                                      (7)

                            AMERICAN CONSUMERS, INC.


                            PART II OTHER INFORMATION

     Item 4    Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Shareholders on September 17, 1998, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 1999. Proxies were solicited by management in favor of seven nominees, with no solicitation in opposition to management's nominees. All of such nominees were elected, with the number of votes cast for, against, or withheld as well as the number of broker non votes and abstentions as to each nominee having been as follows:

                                               TOTAL              VOTES               VOTES                               BROKER
                                              SHARES              CAST                CAST           VOTES                 NON
        NOMINEE                                VOTED               FOR               AGAINST        WITHHELD              VOTES
        -------                              ---------          ---------            -------        ---------            -------
Michael A. Richardson                        630,703.6          630,389.6              314.0        259,893.4            4,904.0
Paul R. Cook                                 630,703.6          630,389.6              314.0        259,893.4            4,904.0
Virgil E. Bishop                             630,703.6          630,389.6              314.0        259,893.4            4,904.0
John P. Price                                630,703.6          629,949.6              754.0        259,893.4            4,904.0
Thomas L. Richardson                         630,703.6          630,389.6              314.0        259,893.4            4,904.0
Jerome P. Sims, Sr                           630,703.6          629,379.8            1,323.8        259,893.4            4,904.0
Andrew V. Douglas                            630,703.6          629,379.8            1,323.8        259,893.4            4,904.0


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



                                         AMERICAN CONSUMERS, INC.
                                         (Registrant)


                                    /s/ Michael A. Richardson
Date: 10/8/98                   -----------------------------------------------
                                Michael A. Richardson
                                CHAIRMAN
                                (Principal Executive Officer)


                                    /s/ Paul R. Cook
Date: 10/8/98                   -----------------------------------------------
                                Paul R. Cook
                                EXECUTIVE VICE PRESIDENT - TREASURER
                                (Principal Financial Officer & Chief Accounting
                                Officer)



                                      (9)