Form 10-Q
period 1998-11-28
AMERICAN CONSUMERS INC
filed 1999-01-12
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 28, 1998
                                       OR

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

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                         Outstanding at January 8, 1999
COMMON STOCK  -  $.10 PAR VALUE                               890,600
NON VOTING COMMON STOCK  -  $.00 PAR VALUE                       0
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                      0
                                                      Exhibit Index on Page 11



                                      (1)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                      THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                  ----------------------------    ----------------------------
                                  November 28,    November 29,    November 28,    November 29,
                                      1998            1997            1998            1997
                                  ------------    ------------    ------------    ------------
NET SALES                         $  6,299,480    $  6,729,757    $ 12,939,024    $ 13,607,628
COST OF GOODS SOLD                   4,867,532       5,313,520      10,117,832      10,702,733
                                  ------------    ------------    ------------    ------------

Gross Margin                         1,431,948       1,416,237       2,821,192       2,904,895
OPERATING EXPENSES                   1,424,102       1,457,509       2,879,352       2,912,632
                                  ------------    ------------    ------------    ------------

Operating Income (Loss)                  7,846         (41,272)        (58,160)         (7,737)

OTHER INCOME (EXPENSE)
  Interest income                        5,834           6,092          13,505          12,943
  Other income                          18,218          13,138          32,155          26,541
  Interest expense                     (11,727)        (14,892)        (24,486)        (30,237)
                                  ------------    ------------    ------------    ------------

Income (Loss) Before Income Tax         20,171         (36,934)        (36,986)          1,510

PROVISION (BENEFIT) FOR
   INCOME TAXES                          8,593         (10,738)        (15,913)            357
                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS)                       11,578         (26,196)        (21,073)          1,153

RETAINED EARNINGS:
  Beginning                          1,770,447       1,746,901       1,803,098       1,719,552

Redemption of common stock                (269)            (48)           (269)            (48)
                                  ------------    ------------    ------------    ------------

  Ending                             1,781,765       1,720,657       1,781,756       1,720,657
                                  ============    ============    ============    ============

PER SHARE:
  Net income (loss)               $      0.013    ($     0.028)   ($     0.024)   $      0.001
                                  ============    ============    ============    ============

  Cash dividends                  $      0.000    $      0.000    $      0.000    $      0.000
                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                  890,067         921,437         889,537         921,366
                                  ============    ============    ============    ============


                        See Notes to Financial Statements


                                      (2)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS

                                                              November 28,   May 30,
                                                                 1998         1998
                                                              ----------   ----------
                                 --A S S E T S--
CURRENT ASSETS:
  Cash and short-term investments                             $  831,857   $  945,222
  Certificate of deposit                                         405,202      394,792
  Accounts receivable                                            194,911      175,135
  Inventories                                                  1,940,918    1,830,003
  Prepaid expenses                                                16,414       14,613
  Refundable income taxes                                         26,376            0
                                                              ----------   ----------
Total current assets                                           3,415,678    3,359,765
                                                              ----------   ----------

PROPERTY - At cost:
  Property                                                     2,977,274    2,939,838
  Less accumulated depreciation                                2,181,843    2,046,381
                                                              ----------   ----------
    Property - Net                                               795,431      893,457
                                                              ----------   ----------
OTHER ASSETS                                                       4,000        4,000
                                                              ----------   ----------
TOTAL ASSETS                                                  $4,215,109   $4,257,222
                                                              ==========   ==========

                   --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES:
  Accounts payable                                            $  628,684   $  655,937
  Short-term borrowings                                          352,522      208,945
  Obligations under capital leases, current portion              125,272      144,077
  Accrued sales tax                                               62,573      106,239
  Accrued income taxes                                             - - -       24,634
  Other accrued liabilities                                      151,028      128,652
                                                              ----------   ----------
     Total Current Liabilities                                 1,320,079    1,268,484
                                                              ----------   ----------
DEFERRED INCOME TAX LIABILITY                                     60,504       62,504
                                                              ----------   ----------
DEFERRED INCOME                                                   96,949      107,546
                                                              ----------   ----------
OBLIGATIONS UNDER CAPITALIZED LEASE AGREEMENTS                   127,881      183,842
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY:
  Non voting preferred stock; authorized 5,000,000
     shares of no par value; no shares issued                      - - -        - - -
  Non voting common stock; authorized 5,000,000
     shares of $.10 par value; no shares issued                    - - -        - - -
  Common stock; authorized 5,000,000 shares
     of $.10 par value; issued 886,520 and 890,600                88,652       89,060
  Additional paid-in capital                                     739,288      742,688
  Retained earnings                                            1,781,756    1,803,098
                                                              ----------   ----------
     Total Stockholders' Equity                                2,609,696    2,634,846
                                                              ----------   ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $4,215,109   $4,257,222
                                                              ==========   ==========

                        See Notes to Financial Statements


                                      (3)

                              FINANCIAL INFORMATION
                             AMERICAN CONSUMER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                            TWENTY-SIX WEEKS ENDED
                                                          -------------------------
                                                          November 28, November 30,
CASH FLOWS FROM OPERATING ACTIVITIES                         1998         1996
                                                          -----------  ------------
Net income (loss)                                          $ (21,073)   $   1,153
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                           135,462      142,188
     Deferred income taxes                                    (2,000)       1,600
     Deferred income                                         (10,597)     (10,598)
     Change in operating assets and liabilities:
       Certificate of deposit                                (10,410)     (10,118)
       Accounts receivable                                   (19,776)     (69,206)
       Inventories                                          (110,915)    (149,300)
       Prepaid expenses                                       (1,801)       1,039
       Refundable income taxes                               (26,376)      79,126
       Accounts payable                                      (27,253)     (80,954)
       Accrued sales tax                                     (43,666)         476
       Accrued income taxes                                  (24,634)       - - -
       Other accrued liabilities                              22,377       (9,800)
                                                           ---------    ---------
Net Cash used in operating activities                       (140,662)    (104,394)
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property                                       (37,436)     (57,481)
     Net cash used in investing activities                   (37,436)     (57,481)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term borrowings                      143,577       83,439
  Principal payments on obligations under capital leases     (74,767)     (69,716)
                                                           ---------    ---------
  Redemption of common stock                                  (4,077)        (727)
                                                           ---------    ---------
     Net cash provided by financing activities                64,733       12,996
                                                           ---------    ---------

Net decrease in cash                                        (113,365)    (148,879)

Cash and cash equivalents at beginning of period             945,222      860,472
                                                           ---------    ---------
Cash and cash equivalents at end of period                   831,857      711,593
                                                           =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Income taxes                                          $  39,108    $     994
                                                           =========    =========
     Interest                                              $  24,486    $  30,237
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

(3)  Securities Purchased Under Agreement to Resell.

     The Company invests excess funds in U.S. Government or U.S. Government Agency securities which are purchased under an agreement to resell (reverse repurchase agreement). The securities are purchased from a bank but do not constitute deposits at the bank and are not insured by the Federal Deposit Insurance Corporation. The bank maintains possession of the securities, but title of ownership passes to the Company according to the terms of the agreement. The bank repurchases the securities the business day immediately following the Company's purchase date. The carrying amount of securities purchased under agreement to resell approximates fair value. Risk of market value deterioration is mitigated by the short-term nature of the transaction and the type of securities purchased. No funds were available to be invested at November 28, 1998 or at November 29, 1997. Funds in the amount of $161,256 were invested as of year end at May 30, 1998.


                                      (5)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                                            THIRTEEN WEEKS ENDED                     TWENTY-SIX WEEKS ENDED
                                                     -----------------------------------       ------------------------------------
                                                      November 28,         November 29,         November 28,          November 29,
                                                         1998                 1997                 1998                  1997
                                                     --------------       --------------       --------------        --------------
Sales                                                $    6,299,480       $    6,729,757       $   12,939,024        $   13,607,628
% Sales Increase (Decrease)                                   (6.39)                0.29                (4.91)                (2.52)
Gross Margin %                                                22.73                21.04                21.80                 21.35
Operating and Administrative
  Expense:
  Amount                                                  1,424,102            1,457,509            2,879,352             2,912,632
  % of Sales                                                  22.61                21.66                22.25                 21.40
Net Income (Loss)                                           (11,578)             (26,196)             (21,073)                1,153

     Overall sales decreased 6.39% from sales for the same quarter last year. This decrease is attributable to increased pressure from competition on the Company's market share and sales, the effects of which are threatening the profitability of the Company. The Company's competitors are constantly conducting sales promotions which are expensive for an operation the size of the Company to match. Management believes that competitive pressures on the Company will continue to increase over time as a result of its competitors opening more new stores in the Company's trade area. Management is continuously seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory. Actions taken to improve the gross margin may also be having a reverse effect on sales. However, the increase in the gross margin did result in a small profit for the quarter.

     Operating and administrative expense for the quarter increased from 21.66% to 22.61% of sales due primarily to the reduction in sales. The amount of such expense actually decreased for the quarter. Management is currently making reductions in advertising expense and reviewing other expenses in an effort to reduce its operating expenses and increase profitability.

     Interest expense decrease due to the reduction in debt relating to the capital leases. Short-term borrowings increased as a result of the reduced cash flow.

     Inventories were up $110,915 from May 30, which is consistent with prior periods for this time of year. At November 29, 1997 inventories were $1,887,109.

     Refundable income taxes at November 28, 1998 are a result of estimated taxes paid exceeding the liability due. A liability was recorded at May 30, 1998 and was paid subsequent to year end. The provision for income taxes does not vary significantly from the statutory rate of 34%.

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

    Short-term borrowings consist of unsecured notes payable to the following:

                                              11/28/98    5/30/98   11/29/97
                                              --------   --------   --------
Estate of Beatrice Richardson                 $128,867   $158,125   $ 93,222
Richardson Testamentary Trust                   52,961     50,820          0
Line of Credit-Wachovia Bank                   170,693          0    119,217
                                              --------   --------   --------
  Total                                       $352,522   $208,945   $212,439
                                              ========   ========   ========


     Notes to the Estate and to the Richardson Trust are unsecured, payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit.

     The ratio of current assets to current liabilities was 2.59 to 1 at the end of the latest quarter, November 28, 1998 as compared to 2.64 to 1 on November 29, 1997 and 2.65 to 1 at the end of the fiscal year ended May 30, 1998. Cash and cash equivalents constituted 24.35% of the total current assets at November 28, 1998 as compared to 22.09% at November 29, 1997 and 28.13% at May 30, 1998.
Cash activity is detailed in the Condensed Statements of Cash Flows on page four.

     During the quarter ended November 28, 1998 retained earnings increased as a result of the Company's net income for the quarter.

Year 2000:

     The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. As the year 2000 approaches, systems using such programs may be unable to accurately process certain date-based information. To the extent that the Company's software applications contain source code that is unable to interpret appropriately the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary to avoid system failures and the temporary inability to process transactions or engage in other normal business activities.

     During fiscal 1998, the Company began evaluating both its information technology systems and other systems and equipment in order to identify and adjust date sensitive systems for Year 2000 compliance. The Company's assessment in its information technology ("IT") area is approximately 33% complete and its assessment in the non-information technology ("Non-IT") area is approximately 25 % complete. The Company currently expects to complete its primary remediation efforts (including acquisition and installation of any necessary new equipment and software by


                                      (7)

July 31, 1999, leaving approximately five months for testing and verification of any new systems prior to January 1, 2000.

     The total operating expenditures to address the Company's Year 2000 issues are estimated to be approximately $12,000. Approximately $5,000 of these costs have been incurred through the second quarter of fiscal 1999. In addition, the Company expects to incur additional capital expenditures of approximately
$38,000 for new equipment during the remainder of fiscal 1999 and the first quarter of fiscal 2000.

     The Company's IT issues fall into two principal areas: compliance of the Company's corporate accounting and other record-keeping hardware and software and compliance of the electronic scanning equipment and related software utilized for inventory control and the processing of retail customer transactions in each of the Company's six grocery stores. The Company has received documentation from the provider of the software utilized in the Company's corporate accounting and record-keeping functions, certifying the Year 2000 compliant status of all of such software. The Company anticipates replacing all of the hardware employed in such functions with new hardware that is certified as Year 2000 compliant by no later than July 31, 1999 at an estimated cost not to exceed $18,000. Under the terms of the Company's lease of its electronic scanning equipment from Fleming Companies, Inc., Fleming will be responsible for testing such equipment for Year 2000 compliance and making any necessary modifications or replacements. Based on its discussions with Fleming, the Company also anticipates that this process will be completed by no later than July 31, 1999.

     The risks of Year 2000 issues from a Non-IT standpoint are principally as follows: electrical outages resulting in breakdown of point of sale systems, lighting and refrigeration equipment and the loss of utility service. In addition, certain store equipment may have imbedded chips or microprocessors that are not Year 2000 compliant. The Company is in the process of identifying such equipment and either replacing the affected chips or microprocessors or purchasing new equipment that is compliant. The events noted above could severely affect Company operations. The Company plans to mitigate the potential effect of such issues by preparing a contingency plan as discussed below.

     Significant risk also arises out of the possible failure of vendors to respond to Year 2000 issues. The Company's only significant vendor is its primary inventory supplier, Fleming Companies, Inc. The Company has had discussions with representatives of Fleming to determine the state if its readiness and to review its Year 2000 contingency plans. The Company believes that Fleming is making adequate progress toward Year 2000 compliance for all of its systems that could impact on Fleming's relationship with the Company, and does not expect that the Company's business will suffer any material adverse effects as a result of non-compliance by any of Fleming's systems.

     With respect to contingencies, a program is being developed to identify the additional resources that will be necessary to fully run the Company when and if it is affected by the foregoing risk factors. Over the remainder of fiscal 1999 and the first six months of fiscal 2000, the Company will continue to expand its contingency plans and detailed procedures in order to mitigate the effects of the Year 2000 issues that might affect the Company.

The Company believes that it has allocated sufficient resources to resolve all significant Year 2000 issues in a timely manner. Accordingly, the Company plans to be fully Year 2000 compliant (including the completion of all necessary testing procedures) by November 1999.



                                      (8)

Forward Looking Statements:

     Information provided by the Company, including written or oral statements made by its representatives, may contain "forward-looking information" as defined in Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, the effects of future competition, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company, including filings with the Securities and Exchange Commission of Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company's vendors, issues and uncertainties related to Year 2000, and other issues detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.


                            AMERICAN CONSUMERS, INC.


PART II OTHER INFORMATION

Item 6 EXHIBITS AND REPORTS OF FORM 8-K

     (a)  The following exhibits are filed as a part of the report.

          10(c) Collateral Assignment of Deposit between the Company and Wachovia Bank of Georgia, N.A., dated November 16, 1998

          10(d) Commitment letter dated November 20, 1998 between the Company and Wachovia Bank of Georgia, N.A.

          11        Statement re: computation of per share earnings.

          27        Financial Data Schedule (EDGAR version only)

     (b) During the most recent quarter, the Company has not filed a report on Form 8-K.


                                      (9)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN CONSUMERS, INC.
                                  (Registrant)

                             /s/ MICHAEL A. RICHARDSON
Date: 1/11/99                -----------------------------------------------
                             Michael A. Richardson
                             CHAIRMAN
                             (Principal Executive Officer)

                             /s/ PAUL R. COOK
Date: 1/11/99                -----------------------------------------------
                             Paul R. Cook
                             EXECUTIVE VICE PRESIDENT - TREASURER
                             (Principal Financial Officer & Chief Accounting
                             Officer)



                                      (10)