Form 10-Q
period 1999-02-27
AMERICAN CONSUMERS INC
filed 1999-04-13
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 27, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                             Outstanding at April 6, 1999
COMMON STOCK  -  $.10 PAR VALUE                               872,517
NON VOTING COMMON STOCK  -  $.00 PAR VALUE                       0
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                      0

                                                    Exhibit Index on Page ____


                                      (1)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                            THIRTEEN WEEKS ENDED                      THIRTY-NINE WEEKS ENDED
                                                     ----------------------------------          ----------------------------------
                                                     February 27,          February 28,          February 27,          February 28,
                                                         1999                  1998                  1999                  1998
                                                     ------------          ------------          ------------          ------------
NET SALES                                            $  6,383,791          $  6,717,154          $ 19,322,815          $ 20,324,782
COST OF GOODS SOLD                                      4,914,116             5,201,650            15,031,948            15,904,383
                                                     ------------          ------------          ------------          ------------

Gross Margin                                            1,469,675             1,515,504             4,290,867             4,420,399
OPERATING EXPENSES                                      1,463,653             1,453,584             4,343,005             4,366,216
                                                     ------------          ------------          ------------          ------------

Operating Income                                            6,022                61,920               (52,138)               54,183

OTHER INCOME (EXPENSE)
  Interest income                                           4,698                 3,428                18,203                16,371
  Other income                                             16,687                13,376                48,842                39,917
Interest expense                                          (14,263)              (14,765)              (38,749)              (45,002)
                                                     ------------          ------------          ------------          ------------

Income Before Income Taxes                                 13,144                63,959               (23,842)               65,469

PROVISION (BENEFIT) FOR
   INCOME TAXES                                             5,484                17,220               (10,429)               17,577
                                                     ------------          ------------          ------------          ------------

NET INCOME (LOSS)                                           7,660                46,739               (13,413)               47,892

RETAINED EARNINGS:
  Beginning                                             1,781,756             1,720,657             1,803,098             1,719,552

  Redemption of common stock                                 (925)               (1,863)               (1,194)               (1,911)
                                                     ------------          ------------          ------------          ------------

  Ending                                                1,788,491             1,765,533             1,788,491             1,765,533
                                                     ============          ============          ============          ============

PER SHARE:
  Net income                                         $      0.009          $      0.051          ($     0.015)         $      0.053
                                                     ============          ============          ============          ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                     888,316               916,450               887,094               911,633
                                                     ============          ============          ============          ============


                        See Notes to Financial Statements


                                      (2)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                 February 27,             May 30,
                                                                                     1999                   1998
                                                                                 ------------            ----------
                                 --A S S E T S--
CURRENT ASSETS:
  Cash and short-term investments                                                 $1,039,607             $  945,222
  Certificate of deposit                                                             405,202                394,792
  Accounts receivable                                                                198,332                175,135
  Inventories                                                                      1,825,406              1,830,003
  Prepaid expenses                                                                    15,173                 14,613
  Refundable income taxes                                                             26,597                      0
                                                                                  ----------             ----------
Total current assets                                                               3,510,317              3,359,765
                                                                                  ----------             ----------

PROPERTY - At cost:
  Property                                                                         2,969,565              2,939,838
  Less accumulated depreciation                                                    2,252,774              2,046,381
                                                                                  ----------             ----------
    Property - Net                                                                   716,791                893,457
                                                                                  ----------             ----------
OTHER ASSETS                                                                           4,000                  4,000
                                                                                  ----------             ----------
TOTAL ASSETS                                                                      $4,231,108             $4,257,222
                                                                                  ==========             ==========

                   - -LIABILITIES AND STOCKHOLDERS' EQUITY- -
CURRENT LIABILITIES:
  Accounts payable                                                                $  662,528             $  655,937
  Short-term borrowings                                                              385,697                208,945
  Obligations under capital leases, current portion                                  118,944                144,077
  Accrued sales tax                                                                   57,011                106,239
  Accrued income taxes                                                                 - - -                 24,634
  Other accrued liabilities                                                          153,727                128,652
                                                                                  ----------             ----------
     Total Current Liabilities                                                     1,377,907              1,268,484
                                                                                  ----------             ----------
DEFERRED INCOME TAX LIABILITY                                                         59,504                 62,504
                                                                                  ----------             ----------
DEFERRED INCOME                                                                       91,650                107,546
                                                                                  ----------             ----------
OBLIGATIONS UNDER CAPITALIZED LEASE AGREEMENTS                                        98,693                183,842
                                                                                  ----------             ----------
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY:
  Non voting preferred stock; authorized 5,000,000
     shares of no par value; no shares issued                                          - - -                  - - -
  Non voting common stock; authorized 5,000,000
     shares of $.10 par value; no shares issued                                        - - -                  - - -
  Common stock; authorized 5,000,000 shares
     of $.10 par value; issued 872,517 and 890,600                                    87,252                 89,060
  Additional paid-in capital                                                         727,611                742,688
  Retained earnings                                                                1,788,491              1,803,098
                                                                                  ----------             ----------
     Total Stockholders' Equity                                                    2,603,354              2,634,846
                                                                                  ----------             ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $4,231,108             $4,257,222
                                                                                  ==========             ==========


                        See Notes to Financial Statements



                                      (3)

                              FINANCIAL INFORMATION
                             AMERICAN CONSUMER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       THIRTY-NINE WEEKS ENDED
                                                                                ------------------------------------
                                                                                February 27,             February 28,
                                                                                   1999                     1998
                                                                                -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      ($   13,413)             $    47,892
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                  206,392                  217,070
     Deferred income taxes                                                           (3,000)                  (2,000)
     Deferred income                                                                (15,896)                 (12,558)

     Change in operating assets and liabilities:
       Certificate of deposit                                                       (10,410)                 (10,118)
       Accounts receivable                                                          (23,197)                 (26,757)
       Refundable income taxes                                                      (26,597)                  80,953
       Inventories                                                                    4,597                  (47,025)
       Prepaid expenses                                                                (560)                  (1,728)
       Accounts payable                                                               6,591                  (86,577)
       Accrued sales tax                                                            (49,228)                  (3,711)
       Accrued income taxes                                                         (24,634)                  19,993
       Other accrued liabilities                                                     25,075                   (9,728)
                                                                                -----------              -----------
Net Cash provided by operating activities                                            75,720                  165,706
                                                                                -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property                                                              (29,727)                 (91,383)

  Other                                                                             - - - -                    6,000
                                                                                -----------              -----------
     Net cash used in investing activities                                          (29,727)                 (85,383)
                                                                                -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term borrowings                                             176,752                   74,694
  Principal payments on obligations under capital leases                           (110,282)                (106,041)
                                                                                -----------              -----------

  Redemption of common stock                                                        (18,080)                 (28,920)
                                                                                -----------              -----------
     Net cash provided by (used in) financing activities                             48,390                  (60,267)
                                                                                -----------              -----------
Net increase in cash                                                                 94,382                   20,055
Cash and cash equivalents at beginning of period                                    945,222                  860,472
                                                                                -----------              -----------
Cash and cash equivalents at end of period                                        1,039,604                  880,527
                                                                                ===========              ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Income taxes                                                               $    46,818              $         0
                                                                                ===========              ===========
     Interest                                                                   $    38,749              $    45,002
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

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company will be at the discretion of the Board of Directors, which will make such decisions annually at its quarterly meeting in January. At the Board Meeting in January 1999, the Board voted to contribute $7,500 to the plan on behalf of plan participants, with $2,000 being funded with forfeitures and $5,500 being paid by the Company. The Board voted to contribute $10,000 to the plan in 1998. The expense for these contributions is included in the accompanying financial statements.

     None of the Company's employees are represented by a union.

(3)  Securities Purchased Under Agreement to Resell.

     The Company invests excess funds in U.S. Government or U.S. Government Agency securities which are purchased under an agreement to resell (reverse repurchase agreement). The securities are purchased from a bank but do not constitute deposits at the bank and are not insured by the Federal Deposit Insurance Corporation. The bank maintains possession of the securities, but title of ownership passes to the Company according to the terms of the agreement. The bank repurchases the securities the business day immediately following the Company's purchase date. The carrying amount of securities purchased under agreement to resell approximates fair value. Risk of market value deterioration is mitigated by the short-term nature of the transaction and the type of securities purchased. There were no funds invested at February 27, 1999, or at February 28, 1998, while $161,256 was invested at May 30, 1998.


                                      (5)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                             THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                         -----------------------------      -------------------------------
                                         February 27,     February 28,      February 27,       February 28,
                                             1999             1998             1999               1998
                                         ------------     ------------      ------------       ------------
Sales                                     $6,383,791       $6,717,154       $19,322,815        $20,324,782
% Sales Increase (Decrease)                    (4.96)           (4.71)            (4.93)             (3.26)
Gross Margin %                                 23.02            22.56             22.21              21.75
Operating and Administrative
  Expense:
  Amount                                  $1,463,653       $1,453,584         4,343,005          4,366,216
  % of Sales                                   22.93            21.64             22.48              21.48
Net Income                                     7,660           46,739           (13,413)            47,892

     Overall sales decreased 4.96% from sales for the same quarter last year. This decrease is attributable to increased pressure from competition on the Company's market share and sales, the effects of which are threatening the profitability of the Company. The Company's competitors are constantly conducting sales promotions which are expensive for an operation the size of the Company to match. Management believes that competitive pressures on the Company will continue to increase over time as a result of its competitors opening more new stores in the Company's trade area. Management is continuously seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory. Actions taken to improve the gross margin may also be having an adverse effect on sales. However, the increase in the gross margin did result in a small profit for the quarter.

     Operating and administrative expense increased as a percent of sales in the quarter and the year to date periods presented. The fixed charge components of the Company's expenses of operations have remained constant but are a greater percentage of sales because of decreased sales. Management is working on reducing variable expenses in order to keep total operating expenses in line with the reduced sales.

     Refundable income taxes at February 27, 1999 are a result of estimated taxes paid exceeding the liability due. At May 30, 1998 a liability of $24,634 was recorded.

Income Taxes:

     The provision for income taxes for the quarter ended February 27, 1999 was $5,484 while the liability was $17,220 for the quarter ended February 28, 1998. The provision for income taxes does not vary significantly from the statutory rate of 34% and State rates of 5% - 6%.

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

    Short-term borrowings consist of notes payable to the following:

                                           2/27/99       5/30/98       2/28/98
                                          --------      --------      --------
    Estate of Beatrice Richardson         $111,072      $158,125      $ 92,117
    Richardson Testamentary Trust           51,216        50,820         5,092
    Line of Credit-Wachovia Bank           223,410             0       106,484
                                          --------      --------      --------

        Total                             $385,697      $208,945      $203,693
                                          ========      ========      ========

     Notes to the Estate and to the Richardson Trust are unsecured, payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit.

     The ratio of current assets to current liabilities was 2.55 to 1 at the end of the latest quarter, February 27, 1999, as compared to 2.66 to 1 on February 28, 1998 and 2.65 to 1 at the end of the fiscal year ended May 30, 1998. Cash and cash equivalents constituted 41.16% of the total current assets at February 27, 1999 as compared to 38.97% at February 28, 1998 and 39.88% at May 30, 1998.
Cash activity is detailed in the Condensed Statements of Cash Flows on page four.

     During the quarter ended February 27, 1999 retained earnings increased as a result of the Company's net income for the quarter.



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

     During fiscal 1998, the Company began evaluating both its information technology systems and other systems and equipment in order to identify and adjust date sensitive systems for Year 2000 compliance. The Company's assessment in its information technology ("IT") area is approximately 40% complete and its assessment in the non-information technology ("Non-IT") area is approximately 33 % complete. The Company currently expects to complete its primary remediation efforts (including acquisition and installation of any necessary new equipment and software by July 31, 1999, leaving approximately five months for testing and verification of any new systems prior to January 1, 2000.

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



                                      (8)

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



                                      (9)

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



                                      (10)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AMERICAN CONSUMERS, INC.
                                (Registrant)


         Date: 4/13/99          /s/ Michael A. Richardson
                                ------------------------------------------------
                                Michael A. Richardson
                                CHAIRMAN
                                (Principal Executive Officer)


         Date: 4/13/99          /s/ Paul R. Cook
                                ------------------------------------------------
                                Paul R. Cook
                                EXECUTIVE VICE PRESIDENT - TREASURER
                                (Principal Financial Officer & Chief Accounting
                                Officer)


                                      (11)