Form 10-K
period 1999-05-29
AMERICAN CONSUMERS INC
filed 1999-08-27
CIK 4811

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year ended May 29, 1999

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

YES  _X_                    NO_____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

As of August 10, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $165,311. (Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by available bid price information.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

842,294 shares of Common Stock, $0.10 par value, as of August 10, 1999.

List hereunder the following documents, if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

(1) specified portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 29, 1999, incorporated by reference into Part II of this report on Form 10-K.

(2) specified portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission for the Registrant's Annual Meeting of Shareholders to be held September 16, 1999 incorporated by reference into Part III of this report on Form 10-K.

                                     Part I

ITEM 1.  BUSINESS

     Incorporated in Georgia in 1968, American Consumers, Inc. (the "Company"), operates six (6) supermarkets within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee.

     All of the Company's supermarkets are operated under the name "Shop-Rite." All of the Company's supermarkets are self-service and are engaged in the retail selling of groceries including meats, fresh produce, dairy products, frozen foods, bakery products, tobacco products, and miscellaneous other non-food items. The Company's supermarkets feature national brand merchandise with only a minor part of sales from controlled-label, private-label or generic merchandise. "Controlled-label" or "private-label" merchandise is merchandise purchased from national or local suppliers under a trade name chosen by the wholesaler supplying the merchandise. The Company's supermarkets offer milk and certain dairy products, as well as frozen vegetables and jellies, under the controlled-labels "Best Yet," "Rainbow" and "Marquee." Bread and related bakery items are also offered as controlled-label groceries.

     During the fiscal year ended May 29, 1999, the Company's major supplier of staple groceries was Fleming Co., Inc. ("Fleming"), with its principal corporate offices in Oklahoma City, Oklahoma. For the fiscal year ended May 29, 1999, approximately 74% of the Company's total inventory purchases of $20,267,610 were made from Fleming. Prior years purchases from Fleming were approximately 73%. The inventory purchases from Fleming covered all lines of the Company's groceries. Fleming was the Company's principal supplier of tobacco products and meat products. Purchases from Specialty Produce Company, a local produce supplier, account for the majority of the Company's produce purchases.

     Various local suppliers within the geographical area served by the Company's supermarkets provide the Company with approximately half of its requirements of certain perishable items, including produce, and account for approximately 26% of the Company's total inventory purchases. The Company believes that there are other adequate and convenient sources of groceries, including several area and local suppliers, which could meet its needs. Accordingly, the Company is not dependent upon any particular supplier for its requirements of groceries.

     The supermarket industry is highly competitive and, in previous years, the principal method of competition has been the pricing of groceries. The Company's current major competitors now include various local and four regional chains. The nature of such price competition now includes the sale of selected items at below cost prices as "loss-leaders" or "advertised specials", the practice of "double couponing" or matching coupon discounts with additional cash discounts, loyalty card programs, as well as the sale of certain main line items at prices below the Company's wholesale cost. The Company believes that its major competitors have been and are able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company which put the Company at a competitive disadvantage.

     Management believes that, in recent periods, entry into the Company's trade area by Winn Dixie and Save-A-Lot, and further expansion in the area by Food Lion and Wal-Mart in addition to the presence of Ingle's and Bi-Lo, have created a situation of ongoing price competition and increasingly expensive advertising and promotional activities which place an operation the size of the Company at a significant competitive disadvantage. These developments have resulted in increased pressure on the Company's market share, sales and profits during fiscal 1999, the effects of which are threatening the profitability of the Company. The Company began a promotional program at the end of its 1998 fiscal year in an effort to increase sales without an adverse effect on gross margin. Management believes that competitive pressures on the Company will continue to increase over time as a result of larger competitors, which are in a better position than the Company to withstand prolonged price competition, opening more new stores in the Company's trade area.

     A continuous effort is made to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory. Additionally, the Company began an effort in the third quarter of fiscal 1998 to increase gross margin by increasing retail prices on certain items, to the extent permitted by competition. This effort has succeeded in producing a slight increase in the Company's gross margin, but may also have an adverse effect on overall sales.

     Backlog is not a significant factor in the Company's business.

     The Company employs approximately 81 full-time employees and approximately 98 part-time and seasonal employees.

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

                                     1999             1998              1997
                                 -----------       -----------       -----------
Meat                             $ 5,858,943       $ 6,201,052       $ 6,595,208

Produce                            1,771,291         1,846,159         1,803,984

Grocery & Non-
Food Items                        17,852,328        18,872,986        19,605,801


ITEM 2.  PROPERTIES

     The executive offices of the Company are located in an 1,800 square-foot office building on Battlefield Parkway in Fort Oglethorpe, Georgia, which the Company holds under a lease for a term of three years, expiring in November 1999.

     The Company's supermarkets are located in Ringgold, LaFayette, Chatsworth, and Chickamauga, Georgia; Stevenson, Alabama; and Dayton, Tennessee. All of the six locations are leased from unaffiliated landlords. These leases are presented below:

                        Square              Current Lease          Renewal
Location                Footage                 Term               Options
--------                -------                 ----               -------
Ringgold, GA             14,400          12/01/97 - 11/30/02    1-5 yr. term
LaFayette, GA            20,500          02/26/92 - 01/31/02    3-5 yr. terms
Chatsworth, GA           24,360          04/29/88 - 04/28/03    3-5 yr. terms
Chickamauga, GA          13,840          01/01/96 - 12/31/04    2-5 yr. terms
Stevenson, AL            23,860          06/01/94 - 05/31/04    3-5 yr. terms
Dayton, TN               23,004          08/01/92 - 07/31/02    2-5 yr. terms
                       --------
                        119,964
                       ========

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The Company's Board of Directors appoints the Company's Executive Officers for a term of one year. The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company's Executive Officers are set forth in the following table:


Name and Year                       Office(s) Presently
First Elected as                    Held, Business Experience
Executive Officer                   and Certain Directorships          Age
-----------------                   -------------------------          ---

Michael A. Richardson               Chairman of the Board of           53
1977                                Directors, President, Chief
                                    Executive Officer, member
                                    of the Executive Committee
                                    of the Board of Directors.

Virgil Bishop                       Vice-President, Director,           60
1974                                member of the Executive
                                    Committee of the Board
                                    of Directors.

Paul R. Cook                        Executive Vice-President,           49
1987                                Treasurer, Chief Financial
                                    Officer, Director, member
                                    of the Executive Committee
                                    of the Board of Directors.
                                    Director of Capital Bank,
                                    Fort Oglethorpe, Georgia
                                    since May 1993.

James E. Floyd                      Vice-President, member of           55
1991                                the Executive Committee
                                    (ex-officio).  From 1966 to
                                    1991, Mr. Floyd was
                                    Grocery Supervisor for
                                    the Company.

Reba S. Southern                    Secretary, member of the           46
1991                                Executive Committee (ex-
                                    officio). From 1972 to 1991,
                                    Mrs. Southern was Administra-
                                    tive Assistant for the Company.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to page 4 of the Company's Annual Report to security holders for the fiscal year ended May 29, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to page 3 of the Company's Annual Report to security holders for the fiscal year ended May 29, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 5 through 9 of the Company's annual report to security holders for the fiscal year ended May 29, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 10 through 21 of the Company's annual report to security holders for the fiscal year ended May 29, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning the Company's Executive Officers is set forth in Part I of this report on Form 10-K under the caption "Executive Officers of the Company." The remaining information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 16, 1999, under the heading "INFORMATION ABOUT NOMINEES FOR DIRECTOR" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 16, 1999, under the headings "DIRECTORS' FEES AND ATTENDANCE," "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of
Shareholders to be held September 16, 1999, under the headings "PRINCIPAL SHAREHOLDERS" and "INFORMATION ABOUT NOMINEES FOR DIRECTOR."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 16, 1999, under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" AND "CERTAIN TRANSACTIONS."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   The following  Financial  Statements  included in the  Company's  1999
          Annual Report to the security holders for the fiscal year ended May 29, 1999, are incorporated by reference in Item 8 hereof:

          -    Report of Independent Accountants

          -    Balance Sheets - May 29, 1999 and May 30, 1998

          - Statements of Income and Retained Earnings - Fiscal Years Ended May 29, 1999; May 30, 1998 and May 31, 1997

          - Statements of Cash Flows - Fiscal Years Ended May 29, 1999; May 30, 1998 and May 31, 1997

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

     Exhibit 10(l)  Lease  Agreement  for  the  Company's   Executive   offices.
                    Incorporated by reference to Exhibit 10(l) to Form 10-K for the year ended May 29, 1993.

     Exhibit 10(m) Equipment Lease and Master License Agreement dated March 31, 1995 between the Company and Fleming Companies, Inc. pertaining to the equipment and software for the Company's electronic cash registers and scanning equipment. Incorporated by reference to Exhibit 10(n) to Form 10-K for the year ended June 1, 1996.

     Exhibit 10(n) Collateral Substitution Agreement, together with related Collateral Assignment of Deposit, between the

                    Company and Wachovia Bank of Georgia, N.A., dated November 16, 1998. Incorporated by referenced to Exhibit 10(c) to Form 10-Q for the quarterly period ended November 28, 1998.

     Exhibit 10(o) Commitment Letter dated November 16, 1998 between the Company and Wachovia Bank of Georgia, N.A. Incorporated by referenced to Exhibit 10(d) to Form 10-Q for the quarterly period ended November 28, 1998.

     Exhibit 13 Annual Report to Shareholders for the Fiscal Year ended May 29, 1999.

     Exhibit 23     Consent of Messrs. Hazlett, Lewis & Bieter.

     Exhibit 27     Financial Data Schedule (EDGAR version only).

(b) The Company has not filed any report on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMERICAN CONSUMERS, INC.

Date: August 24, 1999                      By: s/Michael A. Richardson
                                               -----------------------
                                               Michael A. Richardson
                                               Chairman of the Board,
                                               President and Chief
                                               Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                    Title                         Date
         ---------                    -----                         ----

s/Michael A. Richardson        Chairman of the Board,           August 24, 1999
------------------------       President and Chief
Michael A. Richardson          Executive Officer


s/Paul R. Cook                 Executive Vice-                  August 24, 1999
------------------------       President, Chief
Paul R. Cook                   Financial Officer,
                               Treasurer (Chief
                               Accounting Officer) and
                               Director

s/Virgil E. Bishop             Vice-President and               August 24, 1999
------------------------       Director
Virgil E. Bishop


s/John P. Price                Director                         August 24, 1999
------------------------
John P. Price


                               Director                         August __, 1999
------------------------
Thomas L. Richardson


s/Jerome P. Sims               Director                         August 24, 1999
------------------------
Jerome P. Sims, Sr.


s/ Andrew V. Douglas           Director                         August 24, 1999
------------------------
Andrew V. Douglas