Form 10-Q
period 1999-08-28
AMERICAN CONSUMERS INC
filed 1999-10-12
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 28, 1999 OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at October 8, 1999
COMMON STOCK  -  $.10 PAR VALUE                               841,634
NON VOTING COMMON STOCK  -  $.00 PAR VALUE                       0
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                      0


                                      (1)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONSDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                      THIRTEEN WEEKS ENDED
                                                 -------------------------------
                                                  August 28,         August 29,
                                                    1999                1998
                                                 -----------        -----------

NET SALES                                        $ 5,958,163        $ 6,639,544
COST OF GOODS SOLD                                 4,567,914          5,250,300
                                                 -----------        -----------

Gross Margin                                       1,390,249          1,389,244
OPERATING EXPENSES                                 1,441,679          1,455,250
                                                 -----------        -----------

Operating Loss                                       (51,430)           (66,006)

OTHER INCOME (EXPENSE)
  Interest income                                      4,620              7,671
  Other income                                        17,382             13,937
  Interest expense                                    (7,798)           (12,759)
                                                 -----------        -----------

Loss Before Income Tax Benefit                       (37,226)           (57,157)

BENEFIT FOR INCOME TAXES                             (14,887)           (24,506)
                                                 -----------        -----------

NET LOSS                                             (22,339)           (32,651)

RETAINED EARNINGS:
  Beginning                                        1,744,798          1,803,098
                                                 -----------        -----------

  Redemption of common stock                          (1,898)          -- -- --

  Ending                                           1,720,561          1,770,447
                                                 ===========        ===========

PER SHARE:
  Net income                                     ($    0.026)       ($    0.037)
                                                 ===========        ===========

  Cash dividends                                 $     0.000        $     0.000
                                                 ===========        ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                 844,042            890,597
                                                 ===========        ===========


                        See Notes to Financial Statements

                                      (2)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS

                                                                 August 28,    May 29,
                                                                   1999         1999
                                                                ----------   ----------
                                 --A S S E T S--
CURRENT ASSETS:
  Cash                                                          $1,041,241   $  917,438
  Certificate of deposit                                           414,520      414,520
  Accounts receivable                                              138,776      149,521
  Inventories                                                    1,782,468    1,860,037
  Prepaid expenses                                                  28,884       13,078
  Refundable income tax                                             43,938       28,119
                                                                ----------   ----------
     Total current assets                                        3,449,227    3,382,713
                                                                ==========   ==========

PROPERTY - At cost:
  Property                                                       2,944,090    2,938,099
  Less accumulated depreciation                                  2,342,610    2,287,484
                                                                ----------   ----------
    Property - Net                                                 601,480      650,615
                                                                ----------   ----------

TOTAL ASSETS                                                    $4,050,707   $4,033,328
                                                                ==========   ==========

                   - -LIABILITIES AND STOCKHOLDERS' EQUITY- -

CURRENT LIABILITIES:
  Accounts payable                                              $  566,491   $  653,117
  Short-term borrowings                                            519,970      306,955
  Obligations under capital leases, current portion                120,015      117,414
  Accrued sales tax                                                 53,595       96,852
  Other accrued liabilities                                        130,440      106,219
                                                                ----------   ----------
     Total Current Liabilities                                   1,390,511    1,280,557
                                                                ----------   ----------

DEFERRED INCOME TAX LIABILITY                                       39,335       40,335
                                                                ----------   ----------
DEFERRED INCOME                                                     77,215       86,897
                                                                ----------   ----------
OBLIGATIONS UNDER CAPITALIZED LEASE AGREEMENTS                      37,066       67,898
                                                                ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 2)
STOCKHOLDERS' EQUITY:
  Non voting preferred stock; authorized 5,000,000
     shares of no par value; no shares issued                         --           --
  Non voting common stock; authorized 5,000,000
     shares of no par value; no shares issued                         --           --
  Common stock; authorized 5,000,000 shares
     of $.10 par value; issued 841,634 and 870,355                  84,163       87,036
  Additional paid-in capital                                       701,856      725,807
  Retained earnings                                              1,720,561    1,744,798
                                                                ----------   ----------
     Total Stockholders' Equity                                  2,506,580    2,557,641
                                                                ----------   ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         4,050,707    4,033,328
                                                                ==========   ==========

                        See Notes to Financial Statements

                                      (3)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                       CONSENSED STATEMENTS OF CASH FLOWS

                                                              THIRTEEN WEEKS ENDED
                                                           --------------------------
                                                            August 28,     August 29,
                                                              1999           1998
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 ($   22,339)   ($   32,651)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                              55,135         67,032
     Deferred income taxes                                      (1,000)        (1,000)
     Deferred income                                            (9,683)        (5,299)
     Change in operating assets and liabilities:
       Accounts receivable                                      10,745         (7,473)
       Inventories                                              77,569         40,642
       Prepaid expenses                                        (15,206)        (4,119)
       Refundable income taxes                                 (15,819)       (22,500)
       Accounts payable                                        (86,626)        45,893
       Accrued sales tax                                       (43,257)       (34,679)
       Accrued income taxes                                         --        (19,512)
       Other accrued liabilities                                24,221         15,966
                                                           -----------    -----------
Net Cash provided by (used in) operating activities            (26,260)        42,300
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property                                          (6,000)        (2,904)
     Net cash used in investing activities                      (6,000)        (2,904)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings             213,015        (10,776)
  Principal payments on obligations under capital leases       (28,231)       (37,809)
                                                                          -----------
  Redemption of common stock                                   (28,721)          --
                                                           -----------
     Net cash provided by (used in) financing activities       156,063        (48,585)
                                                           -----------    -----------
Net increase (decrease) in cash                                123,803         (9,189)
Cash and cash equivalents at beginning of period               917,438        945,222
                                                           -----------    -----------
Cash and cash equivalents at end of period                   1,041,241        936,033
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period
  for:
     Income taxes                                          $         0    $    19,512
                                                           ===========    ===========
     Interest                                              $     7,798    $    12,759
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

     The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Corporation's 1999 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

(2)  Commitments and Contingencies.

     Capital expenditures are not expected to exceed $150,000 during the current fiscal year.

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company will be at the discretion of the Board of Directors. The Board voted to contribute $7,500 to the plan in 1999 and $10,000 in 1998.

     None of the Company's employees are represented by a union.

(3) The Company invests excess funds in the U.S. Government or U.S. Government Agency securities which are purchased under an agreement to resell (reverse re- purchase agreement). The securities are purchased from a bank but do not constitute deposits at the bank and are not insured by the Federal Deposit Insurance Corporation. The bank maintains possession of the securities, but title of ownership passes to the Company according to the terms of the agreement. The bank repurchases the securities the business day immediately following the Company's purchase date. The carrying amount of securities purchased under agreement to resell approximates fair value. Risk of market value deterioration is mitigated by the short-term nature of the transaction and the type of securities purchased. No amounts were outstanding under the agreement at August 28, 1999 or May 29, 1999.


                                      (5)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS

                                                       THIRTEEN WEEKS ENDED
                                                   ----------------------------
                                                    August 28,       August 29,
                                                      1999             1998
                                                   -----------      -----------
Sales                                              $ 5,958,163      $ 6,639,544
% Sales Decrease                                        -10.26            -3.47
Gross Margin %                                           23.33            20.92
Operating and Administrative Expense:
  Amount                                           $ 1,441,679      $ 1,455,250
  % of Sales                                             24.20            21.92
Net Loss                                           ($   22,339)     ($   32,651)

     The decrease in sales of 10.26% includes sales decreases at all of the Company's locations. Competition has increased pressure on the Company's market share, sales and profits, and is threatening the profitability of the Company. In an effort to help offset the loss in sales, the Company began opening on Sunday in mid-September. The effects of this decision on overall profitability will be more apparent at the end of the November quarter. Management believes that competitive pressures on the Company will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. The majority of the sales decrease is directly attributable to sales losses in two locations where competition has opened new stores. Management is continuously seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory. The gross margin has been improving since the quarter ended August 29, 1998 due to steps taken by management in the area of pricing. The gross margin of the quarter ended February 27, 1999 was 23.03%

     Operating expenses increased from 21.92% of sales to 24.20% of sales due primarily to the reduction in sales. The dollar value of operating expenses actually decreased $13,571.

     Interest expense decreased because of the reduction in the capitalized lease obligation of the Company.

     The benefit for income taxes for the quarter ended August 28, 1999 was $22,339 and was $32,651 at August 29, 1998. The benefit for income taxes does not vary significantly from the statutory rate of 34%.

Inflation:

     The Company continues to seek ways to cope with the threat of renewed inflation. To the extent permitted by competition, increased costs of goods and services are reflected in increased selling prices for the Company's goods. When the Company is forced to raise overall prices of its goods, the Company attempts to protect its market share through competitive pricing strategies which emphasize weekly advertised specials.


                                      (6)

                               FINANCIAL CONDITION

Liquidity and Capital Resources:

     The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowing. Short-term borrowing to finance inventory purchases is provided by the Company's $800,000 line of credit with a regional bank. The line of credit in the amount of $300,000 which has been available from the Company's principal inventory supplier has been terminated by mutual agreement, with the supplier's assurance that similar financing would be available if required by the Company in the future. Long-term borrowing generally finances capital expansion.

     Short-term borrowings consist of notes payable to the following:

                                               8/28/99    5/29/99    8/29/98
                                              --------   --------   --------
Michael and Diana Richardson                  $ 99,950   $ 97,972   $146,270
 Richardson Testamentary Trust                  53,237     52,194     51,899
 Line of Credit - Wachovia Bank                366,783    156,790          0
                                              --------   --------   --------
     Total                                    $519,971   $306,955   $198,169
                                              ========   ========   ========

     Notes to Michael and Diana Richardson and to the Richardson Trust are unsecured, payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit.

     The ratio of current assets to current liabilities was 2.48 to 1 at the end of the latest quarter, August 28, 1999, as compared to 2.66 to 1 on August 29, 1998 and 2.64 to 1 at the end of the fiscal year ended May 29, 1999. Cash and cash equivalents constituted 42.21% of the total current assets at August 28, 1999 as compared to 39.80% at August 29, 1998 and 39.38% at May 29, 1999. The activity is detailed in the Condensed Statements of Cash Flows on page four.

     During the quarter ended August 28, 1999 retained earnings decreased as a result of the Company's net loss for the quarter.

Year 2000

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

     During fiscal 1998, the Company began evaluating both its information technology systems and other systems and equipment in order to identify and adjust date sensitive systems for Year 2000 compliance. The Company's assessment in its information technology ("IT") area is approximately 85% complete and its assessment in the non-information technology ("Non-IT") area is approximately 80% complete. The Company currently expects to complete its primary remediation efforts (including acquisition and installation of any necessary new equipment and


                                      (7)
software) by November 15, 1999, leaving approximately 45 days for testing and verification of any new systems prior to January 1, 2000.

     The total operating expenditures to address the Company's Year 2000 issues are estimated to be approximately $12,000. Approximately $7,000 of these costs have been incurred through the end of the quarter ended August 28, 1999. In addition, the Company expects to incur additional capital expenditures of approximately $24,000 for new equipment during the second quarter of fiscal 2000.

     The Company's IT issues fall into two principal areas: compliance of the Company's corporate accounting and other record-keeping hardware and software and compliance of the electronic scanning equipment and related software utilized for inventory control and the processing of retail customer transactions in each of the Company's six grocery stores. The Company has received documentation from the provider of the software utilized in the Company's corporate accounting and record-keeping functions, certifying the Year 2000 compliant status of all of such software. The Company anticipates replacing all of the hardware employed in such functions with new hardware that is certified as Year 2000 compliant by no later than November 15, 1999, at an estimated cost not to exceed $18,000. Under the terms of the Company's lease of its electronic scanning equipment form Fleming Companies, Inc., Fleming will be responsible for testing such equipment for Year 2000 compliance and making any necessary modifications or replacements. Based on its discussions with Fleming, the Company also anticipates that this process will be completed by no later than November 15, 1999.

     The risks of Year 2000 issues from a Non-IT standpoint are principally as follows: electrical outages resulting in breakdown of point of sales systems, lighting and refrigeration equipment and the loss of utility service. In addition, certain store equipment may have imbedded chips or microprocessors that are not Year 2000 compliant. The Company is in the process of identifying such equipment and either replacing the affected chips or microprocessors or purchasing new equipment that is compliant. The events noted above could severely affect Company operations. The Company plans to mitigate the potential effect of such issues by preparing a contigency plan as discussed below.

     Significant risk also arises out of the possible failure of vendors to respond to Year 2000 issues. The Company's only significant vendor is its primary inventory supplier, Fleming Companies, Inc. The Company has had discussions with representatives of Fleming to determine the state of its readiness and to review its Year 2000 contigency plans. The Company believes that Fleming is making adequate progress toward Year 2000 compliance for all of its systems that could impact on Fleming's relationship with the Company, and does not expect that the Company's business will suffer any material adverse effects as a result of non-compliance by any of Fleming's systems.

     With respect to contigencies, a program is being developed to identify the additional resources that will be necessary to fully run the Company when and if it is affected by the foregoing risk factors. During the first six months of fiscal 2000, the Company will continue to expand its contigency plans and detailed procedures in order to mitigate the effects of the Year 2000 issues that might affect the Company.

     The Company believes that it has allocated sufficient resources to resolve all significant Year 2000 issues in a timely manner. Accordingly, the Company plans to be fully Year 2000 complaint (including the completion of all necessary testing procedures) by November 30, 1999.



                                      (8)

Forward-Looking Statements

     Information provided by the Company, including written or oral statements made by its representatives, may contain "forward-looking information" as defined in Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, which addresses activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, the effects of future competition, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings of statements made by or on behalf of the Company, including filings with the Securities and Exchange Commission of Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company's vendors, issues and uncertainties related to Year 2000, and other issues detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.










                      [This space intentionally left blank]



                                      (9)

                            AMERICAN CONSUMERS, INC.



PART II OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Shareholders on September 16, 1999, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 2000. Proxies were solicited by management in favor of seven nominees, with no solicitation in opposition to management's nominees. All of such nominees were elected, with the number of votes cast for, against, or withheld as well as the number of broker non votes and abstentions as to each nominee having been as follows:

                                     TOTAL              VOTES             VOTES                               BROKER
                                    SHARES              CAST              CAST              VOTES               NON
             NOMINEE                 VOTED              FOR              AGAINST           WITHHELD            VOTES
             -------                 -----              ---              -------           --------            -----
Michael A. Richardson               616,466.9         614,046.9         2,420.0            225,826.9          3,656.8
Paul R. Cook                        616,466.9         616,466.9         -- -- --           225,826.9          3,656.8
Virgil E. Bishop                    616,466.9         616,466.9         -- -- --           225,826.9          3,656.8
John P. Price                       616,466.9         616,020.3          446.6             225,826.9          3,656.8
Thomas L. Richardson                616,466.9         616,020.3          446.6             225,826.9          3,656.8
Jerome P. Sims, Sr.                 616,466.9         616,020.3          446.6             225,826.9          3,656.8
Andrew V. Douglas                   616,466.9         616,466.9         -- -- --           225,826.9          3,656.8


Item 6 EXHIBITS AND REPORTS OF FORM 8-K

     (a)  The following exhibits are filed as a part of the report.

          (10.1) Lease Agreement for the Company's Executive Offices.

          (11)   Statement re: computation of per share earnings.

          (27)   Financial Data Schedule (EDGAR version only)

     (b) During the most recent quarter, the Company has not filed a report on Form 8-K.



                                      (10)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMERICAN CONSUMERS, INC.
                                        (Registrant)


                                   /s/ Michael A. Richardson/
Date:  10/8/99                 -------------------------------------------------
                               Michael A. Richardson
                               CHAIRMAN
                               (Principal Executive Officer)


                                   /s/ Paul R. Cook
Date:  10/8/99                 -------------------------------------------------
                               Paul R. Cook
                               EXECUTIVE VICE PRESIDENT - TREASURER
                               (Principal Financial Officer & Chief Accounting
                               Officer)


                                      (11)