Form 10-Q
period 1999-11-27
AMERICAN CONSUMERS INC
filed 2000-01-11
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

 (Mark One)

     |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 27, 1999

                             OR

     |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at January 7, 2000
COMMON STOCK  -  $.10 PAR VALUE                              836,938
NON VOTING COMMON STOCK  -  $.00 PAR VALUE                      0
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                     0

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                       THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                  ------------------------------------------------------------
                                  November 27,    November 28,    November 27,    November 28,
                                       1999            1998            1999            1998
                                  ------------    ------------    ------------    ------------
NET SALES                         $  6,328,416    $  6,299,480    $ 12,286,578    $ 12,939,024
COST OF GOODS SOLD                   4,883,198       4,867,532       9,451,112      10,117,832
                                  ------------    ------------    ------------    ------------

Gross Margin                         1,445,218       1,431,948       2,835,466       2,821,192
OPERATING EXPENSES                   1,479,875       1,424,102       2,921,554       2,879,352
                                  ------------    ------------    ------------    ------------

Operating Income (Loss)                (34,657)          7,846         (86,088)        (58,160)

OTHER INCOME (EXPENSE)
  Interest income                        5,864           5,834          10,484          13,505
  Other income                          22,624          18,218          40,006          32,155
  Interest expense                     (19,164)        (11,727)        (26,962)        (24,486)
                                  ------------    ------------    ------------    ------------

Income (Loss) Before Income Tax        (25,333)         20,171         (62,560)        (36,986)

PROVISION (BENEFIT) FOR
   INCOME TAXES                         (9,871)          8,593         (24,758)        (15,913)
                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS)                      (15,462)         11,578         (37,802)        (21,073)

RETAINED EARNINGS:
  Beginning                          1,720,561       1,770,447       1,744,798       1,803,098

  Redemption of common stock              (311)           (269)         (2,208)           (269)
                                  ------------    ------------    ------------    ------------

  Ending                             1,704,788       1,781,756       1,704,788       1,781,756
                                  ============    ============    ============    ============

PER SHARE:
  Net income (loss)               ($     0.018)   $      0.013    ($     0.045)   ($     0.024)
                                  ============    ============    ============    ============

  Cash dividends                  $      0.000    $      0.000    $      0.000    $      0.000
                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                  842,467         890,067         840,892         889,537
                                  ============    ============    ============    ============

                        See Notes to Financial Statements


                                      (2)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS

                                                        November 27,   May 29,
                                                           1999         1999
                                                        ------------   -------
                                 --A S S E T S--

CURRENT ASSETS:
  Cash and short-term investments                       $1,098,022   $  917,438
  Certificate of deposit                                   423,736      414,520
  Accounts receivable                                      197,250      149,521
  Inventories                                            1,915,656    1,860,037
  Prepaid expenses                                          25,402       13,078
  Refundable income taxes                                   26,614       28,119
                                                        ----------   ----------
    Total current assets                                 3,686,680    3,382,713
                                                        ----------   ----------

PROPERTY - At cost:
  Property                                               2,950,347    2,938,099
  Less accumulated depreciation                          2,374,058    2,287,484
                                                        ----------   ----------
    Property - Net                                         576,289      650,615
                                                        ----------   ----------
OTHER ASSETS
TOTAL ASSETS                                            $4,262,969   $4,033,328
                                                        ==========   ==========

                     -LIABILITIES AND STOCKHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Accounts payable                                      $  661,723   $  653,117
  Short-term borrowings                                    666,142      306,955
  Obligations under capital leases, current portion        107,883      117,414
  Accrued sales tax                                         64,830       96,852
  Other accrued liabilities                                144,895      106,219
                                                        ----------   ----------
     Total Current Liabilities                           1,645,473    1,280,557
                                                        ----------   ----------

DEFERRED INCOME TAX LIABILITY                               38,335       40,335
                                                        ----------   ----------
DEFERRED INCOME                                             71,916       86,897
                                                        ----------   ----------
OBLIGATIONS UNDER CAPITALIZED LEASE AGREEMENTS              20,823       67,898
                                                        ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
  Non voting preferred stock; authorized 5,000,000
     shares of no par value; no shares issued                 --           --
  Non voting common stock; authorized 5,000,000
     shares of $.10 par value; no shares issued               --           --
  Common stock; authorized 5,000,000 shares
     of $.10 par value; issued 836,938 and 870,355          83,694       87,036
  Additional paid-in capital                               697,940      725,807
  Retained earnings                                      1,704,788    1,744,798
                                                        ----------   ----------
     Total Stockholders' Equity                          2,486,422    2,557,641
                                                        ----------   ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $4,262,969   $4,033,328
                                                        ==========   ==========

                        See Notes to Financial Statements


                                      (3)

                              FINANCIAL INFORMATION
                             AMERICAN CONSUMER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             TWENTY-SIX WEEKS ENDED
                                                             ----------------------
                                                           November 27,   November 28,
CASH FLOWS FROM OPERATING ACTIVITIES                           1999           1998
                                                           -----------    -----------
  Net income (loss)                                        $   (37,802)   $   (21,073)
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                             111,438        135,462
     Deferred income taxes                                      (2,000)        (2,000)
     Deferred income                                           (14,981)       (10,597)
     Change in operating assets and liabilities:
       Certificate of deposit                                   (9,216)       (10,410)
       Accounts receivable                                     (47,729)       (19,776)
       Inventories                                             (55,619)      (110,915)
       Prepaid expenses                                        (12,324)        (1,801)
       Refundable income taxes                                   1,505        (26,376)
       Accounts payable                                          8,606        (27,253)
       Accrued sales tax                                       (32,022)       (43,666)
       Accrued income taxes                                       --          (24,634)
       Other accrued liabilities                                38,676         22,377
                                                           -----------    -----------
  Net Cash used in operating activities                        (51,468)      (140,662)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property                                         (37,113)       (37,436)
     Net cash used in investing activities                     (37,113)       (37,436)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term borrowings                        359,187        143,577
  Principal payments on obligations under capital leases       (56,605)       (74,767)
  Redemption of common stock                                   (33,417)        (4,077)
                                                           -----------    -----------
     Net cash provided by financing activities                 269,165         64,733
                                                           -----------    -----------

Net increase (decrease) in cash                                180,584       (113,365)

Cash and cash equivalents at beginning of period               917,438        945,222
                                                           -----------    -----------
Cash and cash equivalents at end of period                   1,098,022        831,857
                                                           ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Income taxes                                          $         0    $    39,108
                                                           ===========    ===========
     Interest                                              $    26,962    $    24,486
                                                           ===========    ===========

                        See Notes to Financial Statements


                                      (4)

                            AMERICAN CONSUMERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)  Basis of Presentation.

     The financial statements have been prepared in conformity with generally accepted principles and general practices within the industry.

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

(3)  Securities Purchased Under Agreement to Resell.

     The Company invests excess funds in U.S. Government or U.S. Government Agency securities which are purchased under an agreement to resell (reverse repurchase agreement). The securities are purchased from a bank but do not constitute deposits at the bank and are not insured by the Federal Deposit Insurance Corporation. The bank maintains possession of the securities, but title of ownership passes to the Company according to the terms of the agreement. The bank repurchases the securities the business day immediately following the Company's purchase date. The carrying amount of securities purchased under agreement to resell approximates fair value. Risk of market value deterioration is mitigated by the short-term nature of the transaction and the type of securities purchased. No funds were invested at November 27, 1999, at November 28, 1998 or at May 29, 1999.


                                      (5)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                     THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                     --------------------             ----------------------
                                November 27,     November 28,     November 27,      November 28,
                                    1999             1998             1999              1998
                               --------------   --------------   --------------    --------------
Sales                          $    6,328,416   $    6,299,480   $   12,286,578    $   12,939,024
% Sales Increase (Decrease)               .46            (6.39)           (5.04)            (4.91)
Gross Margin %                          22.84            22.73            23.08             21.80
Operating and Administrative
  Expense:
  Amount                            1,479,875        1,424,102        2,921,554         2,879,352
  % of Sales                            23.38            22.61            23.78             22.25
Net Income (Loss)                     (15,462)          11,578          (37,802)          (21,073)

     Overall sales increased .46% from sales for the same quarter last year. This increase is attributable to the Company extending its hours of operation in response to increasing competitive pressure on the Company's market share, sales and profits, which is threatening the profitability of the Company. The retail outlets are now open on Sunday from 9:00 AM to 8:00 PM. This change was considered necessary to combat competitive pressures placed on the Company by other chains opening stores in the Company's trade area. Management believes that competitive pressures on the Company will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. Management is continuously seeking to improve gross margin and increase profitability by obtaining the lowest cost for the Company's inventory. Competitive pressures make it difficult to maintain gross margin and increase sales. The decision of management to open on Sunday to stop the downward trend in sales was a tough decision but is responsible for the small increase this quarter.

     Operating and administrative expense increased from 22.61% to 23.38% of sales for the quarters presented, but were lower from the percentage of 24.20 for the quarter ended August 28, 1999.

     Interest expense increased due to the increase in short-term borrowings.

     Inventories, up $55,619 from May 29, 1999, is consistent for this time of year. Inventories were $1,915,656 at November 27, 1999 and $1,940,918 at November 28, 1998.

     Refundable income taxes at November 27, 1999 are a result of operating losses for the quarter and year to date. The amount at May 29, 1999 was a result of estimated taxes paid exceeding the Company's tax liability at year end.

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


                                      (6)

                               FINANCIAL CONDITION

Liquidity and Capital Resources:

     The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowing. Short-term borrowing to finance inventory purchases is provided by the Company's $800,000 line of credit with a regional bank. Additional funds are expected to be available to the Company, if needed, through the establishment of an additional line of credit with the Company's principal inventory supplier. Long-term borrowing generally finances capital expansion.

     Short-term borrowings consist of notes payable to the following:

                                       11/27/99    5/29/99   11/28/98
                                       --------   --------   --------
     Michael and Diana Richardson      $100,983   $ 97,972   $128,867
     Matthew Richardson                  54,326     52,194     52,961
     Line of Credit-Wachovia Bank       510,833    156,790    170,693
                                       --------   --------   --------
       Total                           $666,142   $306,956   $352,521
                                       ========   ========   ========

     Notes to the Richardson family members are unsecured, payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit.

     The ratio of current assets to current liabilities was 2.24 to 1 at the end of the latest quarter, November 27, 1999 as compared to 2.59 to 1 on November 28, 1998 and 2.64 to 1 at the end of the fiscal year ended May 29,1999. Cash and cash equivalents constituted 41.28% of the total current assets at November 27, 1999 as compared to 24.35% at November 28, 1998 and 39.38% at May 29, 1999. The activity is detailed in the Condensed Statements of Cash Flows on page four.

     During the quarter ended November 29, 1999 retained earnings decreased as a result of the Company's net loss for the quarter.

Year 2000

     The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. As the year 2000 approached, there were concerns that systems using such programs might be unable to accurately process certain date-based information. To the extent that the Company's software applications had contained source code that was unable to interpret appropriately calendar year 2000 and beyond, some level of modification or replacement of such applications was necessary to avoid system failures and the temporary inability to process transactions or engage in other normal business activities.

     During fiscal 1998, the Company began evaluating both its information technology systems and other systems and equipment in order to identify and adjust date sensitive systems for Year 2000 compliance. The Company's assessments in both its information technology ("IT") area and in its non-information technology ("Non-IT") area were completed prior to the end of calendar year 1999. The Company also completed its primary remediation efforts (including acquisition and installation of any necessary new equipment and software) during the quarter ended November 27, 1999, and does not anticipate that any further remediation will be required.


                                      (7)

     The operating expenditures to address the Company's Year 2000 issues totaled approximately $6,000 for upgrades to checkout systems in each of the Company's six store locations. The Company made additional capital expenditures of approximately $11,700 for the purchase of new computer equipment during the second quarter of fiscal 2000, the majority which involved planned information technology replacements which would have occurred even in the absence of the Year 2000 issue.

     The Company's IT issues fall into two principal areas: compliance of the Company's corporate accounting and other record-keeping hardware and software and compliance of the electronic scanning equipment and related software utilized for inventory control and the processing of retail customer transactions in each of the Company's six grocery stores. The Company has received documentation from the provider of the software utilized in the Company's corporate accounting and record-keeping functions, certifying the Year 2000 compliant status of all of such software. The Company replaced all of the hardware employed in such functions with new hardware that is certified as Year 2000 compliant during the quarter ended November 27, 1999, at a cost of $11,734. Under the terms of the Company's lease of its electronic scanning equipment form Fleming Companies, Inc., Fleming was responsible for testing such equipment for Year 2000 compliance and making any necessary modifications or replacements, which were completed during the quarter ended November 27, 1999.

     The risks of Year 2000 issues from a Non-IT standpoint were principally as follows: electrical outages resulting in breakdown of point of sales systems, lighting and refrigeration equipment and the loss of utility service. In addition, certain store equipment might have had imbedded chips or microprocessors that were not Year 2000 compliant. The Company believes that there are no such problems with any of its current equipment. The events noted above could have severely affected Company operations; however, as of the filing date of this Report, the Company had not experienced any equipment failures or other operational difficulties related to the Year 2000 problem.

     Significant risk also could have arisen out of the possible failure of vendors to respond to Year 2000 issues. The Company's only significant vendor is its primary inventory supplier, Fleming Companies, Inc. The Company had discussions with representatives of Fleming to determine the state of its readiness and to review its Year 2000 contigency plans. Based upon those discussions, the Company concluded that Fleming was making adequate progress toward Year 2000 compliance for all of its systems that could impact on Fleming's relationship with the Company, and did not expect the Company's business to suffer any material adverse effects as a result of non-compliance by any of Fleming's systems. As of the date of this Report, the Company had not experienced any such problems in its relationship with Fleming.

     With respect to contigencies, the Company developed a program to identify the additional resources that would be necessary to fully run the Company when and if it is affected by the foregoing risk factors. During the first six months of fiscal 2000, the Company will continue to expand its contigency plans and detailed procedures in order to mitigate any delayed effects of the Year 2000 issues that might affect the Company.

     The Company believes that the steps it has taken were sufficient to resolve all significant Year 2000 issues in a timely manner and, as discussed above, it has not experienced any operational difficulties due to the Year 2000 problem through the first week of January 2000.


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

                  10(a) Collateral Assignment of Deposit between the Company and
                        Wachovia Bank of Georgia, N.A., dated November 15, 1999

                  10(b) Commitment letter dated November 15, 1999 between the
                        Company and Wachovia Bank of Georgia, N.A.

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

                               AMERICAN CONSUMERS, INC.
                               (Registrant)


                               /s/ MICHAEL A. RICHARDSON
        Date: 1/7/2000
              --------         -----------------------------------------------
                               Michael A. Richardson
                               CHAIRMAN
                               (Principal Executive Officer)


                               /s/ PAUL R. COOK
        Date: 1/7/2000
              --------         -----------------------------------------------
                               Paul R. Cook
                               EXECUTIVE VICE PRESIDENT - TREASURER
                               (Principal Financial Officer & Chief Accounting Officer)


                                      (11)