Form 10-Q
period 2000-02-26
AMERICAN CONSUMERS INC
filed 2000-04-11
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 26, 2000

    OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at April 6, 2000
                 -----                             ----------------------------
COMMON STOCK  -  $.10 PAR VALUE                            835,838
NON VOTING COMMON STOCK  -  $.00 PAR VALUE                    0
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                   0

                                      (1)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                             THIRTEEN WEEKS ENDED                          THIRTY-NINE WEEKS ENDED
                                      -----------------------------------           -----------------------------------
                                      February 26,           February 27,           February 26,           February 27,
                                          2000                   1999                   2000                   1999
                                      ------------           ------------           ------------           ------------
NET SALES                             $  6,533,794           $  6,383,791           $ 18,820,372           $ 19,322,815
COST OF GOODS SOLD                       5,070,333              4,914,116             14,521,445             15,031,948
                                      ------------           ------------           ------------           ------------

Gross Margin                             1,463,461              1,469,675              4,298,927              4,290,867
OPERATING EXPENSES                       1,534,988              1,463,653              4,456,542              4,343,005
                                      ------------           ------------           ------------           ------------

Operating Income (Loss)                    (71,527)                 6,022               (157,615)               (52,138)

OTHER INCOME (EXPENSE)
  Interest income                            5,563                  4,698                 16,047                 18,203
  Other income                              16,172                 16,687                 56,178                 48,842
  Interest expense                         (14,746)               (14,263)               (41,708)               (38,749)
                                      ------------           ------------           ------------           ------------

Income Before Income Taxes                 (64,538)                13,144               (127,098)               (23,842)

PROVISION (BENEFIT) FOR
   INCOME TAXES                            (24,600)                 5,484                (49,358)               (10,429)
                                      ------------           ------------           ------------           ------------

NET INCOME (LOSS)                          (39,938)                 7,660                (77,740)               (13,413)

RETAINED EARNINGS:
  Beginning                              1,704,788              1,781,756              1,744,798              1,803,098

  Redemption of common stock                   (73)                  (925)                (2,281)                (1,194)
                                      ------------           ------------           ------------           ------------

  Ending                                 1,664,777              1,788,491              1,664,777              1,788,491
                                      ============           ============           ============           ============

PER SHARE:
  Net income                          ($     0.047)          $      0.009           ($     0.093)          ($     0.015)
                                      ============           ============           ============           ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                      840,962                888,316                839,457                887,094
                                      ============           ============           ============           ============

                        See Notes to Financial Statements

                                      (2)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS

                                                                     February 26,            May 29,
                                                                         2000                 1999
                                                                      ----------          ----------
                                 --A S S E T S--
CURRENT ASSETS:
  Cash and short-term investments                                     $1,094,193          $  917,438
  Certificate of deposit                                                 423,736             414,520
  Accounts receivable                                                    180,997             149,521
  Inventories                                                          1,694,503           1,860,037
  Prepaid expenses                                                        18,088              13,078
  Refundable income taxes                                                 49,236              28,119
                                                                      ----------          ----------
Total current assets                                                   3,460,753           3,382,713
                                                                      ----------          ----------

PROPERTY - At cost:
  Property                                                             2,994,940           2,938,099
  Less accumulated depreciation                                        2,418,962           2,287,484
                                                                      ----------          ----------
    Property - Net                                                       575,978             650,615
                                                                      ----------          ----------
TOTAL ASSETS                                                          $4,036,731          $4,033,328
                                                                      ==========          ==========

                    --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES:
  Accounts payable                                                    $  650,561          $  653,117
  Short-term borrowings                                                  544,762             306,955
  Obligations under capital leases, current portion                       90,779             117,414
  Accrued sales tax                                                       57,277              96,852
  Other accrued liabilities                                              135,253             106,219
                                                                      ----------          ----------
     Total Current Liabilities                                         1,478,632           1,280,557
                                                                      ----------          ----------

DEFERRED INCOME TAX LIABILITY                                             37,335              40,335
                                                                      ----------          ----------
DEFERRED INCOME                                                           66,617              86,897
                                                                      ----------          ----------
OBLIGATIONS UNDER CAPITALIZED LEASE AGREEMENTS                             8,763              67,898
                                                                      ----------          ----------
COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
  Non voting preferred stock; authorized 5,000,000
     shares of no par value; no shares issued                                 --                  --
  Non voting common stock; authorized 5,000,000
     shares of $.10 par value; no shares issued                               --                  --
  Common stock; authorized 5,000,000 shares
     of $.10 par value; issued 835,838 and 870,355                        83,584              87,036
  Additional paid-in capital                                             697,023             725,807
  Retained earnings                                                    1,664,777           1,744,798
                                                                      ----------          ----------
     Total Stockholders' Equity                                        2,445,384           2,557,641
                                                                      ----------          ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $4,036,731          $4,033,328
                                                                      ==========          ==========

                        See Notes to Financial Statements

                                      (3)

                              FINANCIAL INFORMATION
                             AMERICAN CONSUMER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                               THIRTY-NINE WEEKS ENDED
                                                             -----------------------------
                                                             February 26,     February 27,
                                                                 2000             1999
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            ($   77,740)     ($   13,413)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                               172,522          206,392
     Deferred income taxes                                        (3,000)          (3,000)
     Deferred income                                             (20,280)         (15,896)

     Change in operating assets and liabilities:
       Certificate of deposit                                     (9,216)         (10,410)
       Accounts receivable                                       (31,476)         (23,197)
       Refundable income taxes                                   (21,117)         (26,597)
       Inventories                                               165,534            4,597
       Prepaid expenses                                           (5,010)            (560)
       Accounts payable                                           (2,556)           6,591
       Accrued sales tax                                         (39,575)         (49,228)
       Accrued income taxes                                           --          (24,634)
       Other accrued liabilities                                  29,034           25,075
                                                             -----------      -----------
Net Cash provided by operating activities                        157,120           75,720
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property                                           (97,885)         (29,727)
     Net cash used in investing activities                       (97,885)         (29,727)
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term borrowings                          237,807          176,752
  Principal payments on obligations under capital leases         (85,770)        (110,282)
  Redemption of common stock                                     (34,517)         (18,080)
                                                             -----------      -----------
     Net cash provided by financing activities                   117,520           48,390
                                                             -----------      -----------

Net increase in cash                                             176,755           94,382
Cash and cash equivalents at beginning of period                 917,438          945,222
                                                             -----------      -----------
Cash and cash equivalents at end of period                     1,094,193        1,039,604
                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
     Income taxes                                            $         0      $    46,818
                                                             ===========      ===========
     Interest                                                $    41,708      $    38,749
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

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company will be at the discretion of the Board of Directors, which will make its decision annually at the quarterly meeting in January. The Board voted to contribute $7,500 to the plan for both calendar year 1999 and 1998. The expense for these contributions are included in the accompanying financial statements.

     None of the Company's employees are represented by a union.

(3)  Securities Purchased Under Agreement to Resell.

     The Company invests excess funds in U.S. Government or U.S. Government Agency securities which are purchased under an agreement to resell (reverse repurchase agreement). The securities are purchased from a bank but do not constitute deposits at the bank and are not insured by the Federal Deposit Insurance Corporation. The bank maintains possession of the securities, but title of ownership passes to the Company according to the terms of the agreement. The bank repurchases the securities the business day immediately following the Company's purchase date. The carrying amount of securities purchased under agreement to resell approximates fair value. Risk of market value deterioration is mitigated by the short-term nature of the transaction and the type of securities purchased. There were no funds invested at the balance sheet dates presented.

                                      (5)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                            THIRTEEN WEEKS ENDED                          THIRTY-NINE WEEKS ENDED
                                    -------------------------------------         -------------------------------------
                                      February 26,          February 27,           February 26,            February 27,
                                         2000                   1999                   2000                    1999
                                    --------------         --------------         --------------         --------------
Sales                               $    6,533,794         $    6,383,791         $   18,820,372         $   19,322,815
% Sales Increase (Decrease)                   2.35                  (4.96)                 (2.60)                 (4.93)
Gross Margin %                               22.40                  23.02                  22.84                  22.21
Operating and Administrative
  Expense:
  Amount                            $    1,463,461         $    1,463,653         $    4,456,542         $    4,343,005
  % of Sales                                 22.40                  22.93                  23.68                  22.48
Net Income                          $      (39,938)        $        7,660         $      (77,740)        $      (13,413)

     Overall sales increased 2.35% from sales for the same quarter last year. This increase is attributable to the Company extending its hours of operation. The retail outlets are now open on Sunday from 9:00 AM to 8:00 PM. This change was considered necessary to compete with competitors and to combat increased pressures placed on the Company's market share and sales by other chains opening stores in the Company's trade area, the effect of which is threatening the profitability of the Company. Management believes that competitive pressures on the Company will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. Management is continuously seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory. The Company changed suppliers on March 6, 2000 in an effort to obtain a lower cost of inventory, and thereby improve margins. The decisions to open on Sunday to stop the downward trend in sales and to switch suppliers were tough decisions but were felt to be necessary and is a result in the increase in sales for the quarter.

     Operating and administrative expense decreased as a percent of sales in the quarter and the year to date periods presented. The dollar amount remained constant for the two quarterly periods presented, but the percentage of sales decreased because of the increase in sales.

Income Taxes:

     The benefit for income taxes for the quarter ended February 26, 2000 was $24,006 while the provision was $5,484 for the quarter ended February 27, 1999. The provision for income taxes does not vary significantly from the statutory rate of 34% and State rates of 5% - 6%.

     Refundable income taxes at February 26, 2000 are a result of the operating loss reported for the thirty-nine weeks then ended. A refund was also recorded at year end May 29, 1999.

Inflation:

     Although not a currently significant factor, the Company continues to seek ways to cope with the threat of renewed inflation. To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the goods sold by the Company.

                                      (6)

                               FINANCIAL CONDITION

Liquidity and Capital Resources:

     The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowing. Short-term borrowing to finance inventory purchases is provided by the Company's $600,000 line of credit with a regional bank. This line was reduced by the bank on february 10, 2000 from $800,000 to $600,000 to reduce the unsecured exposure to the bank based on the operating losses incurred by the Company. This revised line of credit is believed to be sufficient to finance the Company's operations in the near term, and management believes that the Company could obtain additional financing, if required, on commercially reasonable terms. Long-term borrowing generally finances capital expansion.

     Short-term borrowings consist of notes payable to the following:

                                     2/26/00     5/29/99     2/27/99     2/28/98
                                    --------    --------    --------    --------
Michael and Diana Richardson        $ 86,936    $ 97,972    $111,072    $ 92,117
Matthew Richardson                    55,501      52,194      51,216       5,092
Line of Credit-Wachovia Bank         402,325     156,790     223,410     106,484
                                    --------    --------    --------    --------
    Total                           $544,762    $306,956    $385,697    $203,693
                                    ========    ========    ========    ========

     Notes to the Richardsons are unsecured, payable on demand and bear interest at .25% below the base rate charged by the regional bank which provides the Company with its line of credit.

     The ratio of current assets to current liabilities was 2.34 to 1 at the end of the latest quarter, February 26, 2000, as compared to 2.55 to 1 on February 27, 1999 and 2.64 to 1 at the end of the fiscal year ended May 29, 1999. Cash and cash equivalents constituted 43.86% of the total current assets at February 26, 2000 as compared to 41.16% at February 27, 1999 and 39.38% at May 29, 1999.
Cash activity is detailed in the Condensed Statements of Cash Flows on page four.

     During the quarter ended February 26, 2000 retained earnings decreased as a result of the Company's net loss for the quarter.

                                      (7)

                            AMERICAN CONSUMERS, INC.



PART II   OTHER INFORMATION

Item 6    EXHIBITS AND REPORTS OF FORM 8-K

          (a)  The following exhibits are filed as a part of the report.

               10.1 Note and Security Agreement between the Company and Wachovia
                    Bank of Georgia, N.A., dated February 14, 2000

               10.2 Commitment letter dated February 10, 2000 between the
                    Company and Wachovia Bank of Georgia, N.A.

               11   Statement re: computation of per share earnings.

               27   Financial Data Schedule (EDGAR version only).

          (b) During the most recent quarter, the Company has not filed a report on Form 8-K.

                                      (8)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN CONSUMERS, INC.
                                 (Registrant)


     Date: 4/11/00               /s/ Michael A. Richardson
           -------               -----------------------------
                                 Michael A. Richardson
                                 CHAIRMAN
                                 (Principal Executive Officer)


     Date: 4/11/00               /s/ Paul R. Cook
           -------               -----------------------------
                                 Paul R. Cook
                                 EXECUTIVE VICE PRESIDENT - TREASURER
                                 (Principal Financial Officer & Chief Accounting
                                 Officer)

                                      (9)