Form 10-K
period 2000-06-03
AMERICAN CONSUMERS INC
filed 2000-09-01
CIK 4811

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year ended June 3, 2000

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

For the transition period from _______ to _________

Commission File No. 0-5815


                            AMERICAN CONSUMERS, INC.
             (Exact name of registrant as specified in its charter)


      Georgia                                         58-1033765
(State or other jurisdiction               (I.R.S. Employer Identification
 of incorporation or                        Number)
 organization)



P.O. Box 2328, 418 Alamar Street, Ft. Oglethorpe, GA   30742
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

YES [X]   NO [ ]

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

As of August 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $161,973. (Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by available bid price information.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

835,618 shares of Common Stock, $0.10 par value, as of August 15, 2000.

List hereunder the following documents, if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

(1) specified portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 3, 2000, incorporated by reference into Part II of this report on Form 10-K.

(2) specified portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission for the Registrant's Annual Meeting of Shareholders to be held September 21, 2000 incorporated by reference into Part III of this report on Form 10-K.

                                     Part I

ITEM 1. BUSINESS

     Incorporated in Georgia in 1968, American Consumers, Inc. (the "Company"), operates six (6) supermarkets within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee.

     All of the Company's supermarkets are operated under the name "Shop-Rite." All of the Company's supermarkets are self-service and are engaged in the retail selling of groceries including meats, fresh produce, dairy products, frozen foods, bakery products, tobacco products, and miscellaneous other non-food items. The Company's supermarkets feature national brand merchandise with only a minor part of sales from controlled-label, private-label or generic merchandise. "Controlled-label" or "private-label" merchandise is merchandise purchased from national or local suppliers under a trade name chosen by the wholesaler supplying the merchandise. The Company's supermarkets offer milk and certain dairy products, as well as frozen vegetables and jellies, under the controlled-labels "Foodland," "Ultimate Choice," "Freshland," "Price Saver" and "Select." Bread and related bakery items are also offered as controlled-label groceries.

     During the fiscal year ended June 3, 2000, the Company's major supplier of staple groceries was Fleming Co., Inc. ("Fleming"), with its principal corporate offices in Oklahoma City, Oklahoma, until March of 2000 when the company switched suppliers from Fleming to Mitchell Grocery Corp. operating from Albertville, Alabama. For the fiscal year ended June 3, 2000, approximately 77% of the Company's total inventory purchases of $20,267,610 were made from Fleming and Mitchell. Prior years' purchases from Fleming were approximately 74% of total inventory. The inventory purchases that were switched from Fleming to Mitchell covered all lines of the Company's groceries. Fleming had been the Company's principal supplier of tobacco products and meat products. Purchases from Specialty Produce Company also were switched to Mitchell, so that Mitchell now accounts for the majority of the Company's produce purchases.

     Various local suppliers within the geographical area served by the Company's supermarkets provide the Company with approximately 30% of its requirements of certain perishable items, including produce, and account for approximately 23% of the Company's total inventory purchases. The Company believes that there are other adequate and convenient sources of groceries, including several area and local suppliers, which could meet its needs. Accordingly, while the Company has elected to purchase the majority of its inventory from Mitchell for reasons of cost, the Company is not dependent upon any particular supplier for its requirements of groceries.

     The supermarket industry is highly competitive and the principal method of competition historically has been the pricing of groceries. The Company's current major competitors now include various local and four regional chains. The nature of such price competition includes the sale of selected items at below cost prices as "loss-leaders" or "advertised specials", the practice of "double couponing" or matching coupon discounts with additional cash discounts, loyalty card programs, as well as the sale of certain main line items at prices below the Company's wholesale cost. The Company believes that its major competitors have been and are able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company, which puts the Company at a competitive disadvantage.

     Management believes that, in recent periods, entry into the Company's trade area by Winn Dixie, Save-A-Lot and United Grocery Outlets, and further expansion in the area by Food Lion and Wal-Mart in addition to the presence of Ingle's and Bi-Lo, have created a situation of ongoing price competition and increasingly expensive advertising and promotional activities which place an operation the size of the Company at a significant competitive disadvantage. These developments have resulted in increased pressure on the Company's market share, sales and profits during fiscal 2000, the effects of which are threatening the profitability of the Company. The Company began a promotional program at the end of its 1998 fiscal year in an effort to increase sales without an adverse effect on gross margin. Management believes that competitive pressures on the Company will continue to increase over time as a result of larger competitors, which are in a better position than the Company to withstand prolonged price competition, opening more new stores in the Company's trade area.

     A continuous effort is made to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory. The Company recently began purchasing the majority of its inventory from Mitchell Grocery Corp. in an effort to improve its product acquisition cost.

     Backlog is not a significant factor in the Company's business.

     The Company employs approximately 80 full-time employees and approximately 107 part-time and seasonal employees.

     The Company believes it is in compliance with all federal, state and local laws relating to environmental protection. No capital expenditures for equipment relating to environmental protection are presently anticipated.

     The Company is engaged in a single line of business; namely, the retail, self-service grocery business which is not divisible into separate segments. The following table sets forth information for the last three (3) fiscal years as to the total sales and revenue of the Company contributed by each class of products which contributed a significant percentage of the total retail sales and revenues of the Company in the last three (3) fiscal years. Fiscal 1998 and 1999 consisted of 52 weeks, while fiscal 2000 consisted of 53 weeks.

                                      2000              1999              1998
                                      ----              ----              ----

Meat                             $ 6,235,625       $ 5,858,943       $ 6,201,052

Produce                            1,823,746         1,771,291         1,846,159

Grocery & Non-
Food Items                        17,559,192        17,852,328        18,872,986

ITEM 2. PROPERTIES

     The executive offices of the Company are located in an 1,800 square-foot office building on Alamar Street, just off Battlefield Parkway in Fort Oglethorpe, Georgia, which the Company holds under a lease for a term of three years, expiring in November 2002.

     The Company's supermarkets are located in Ringgold, LaFayette, Chatsworth, and Chickamauga, Georgia; Stevenson, Alabama; and Dayton, Tennessee. All of the six locations are leased from unaffiliated landlords. Summary information concerning these leases is presented below:

                    Square        Current Lease          Renewal
Location           Footage            Term               Options
--------           -------     -------------------    -------------

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

     The  supermarkets  in  Ringgold,   LaFayette,   and  Chatsworth,   Georgia;
Stevenson, Alabama; and Dayton, Tennessee, are located in strip shopping centers. The store in Chickamauga, Georgia, is free-standing.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party, or to which any of its property is subject, nor have any material legal proceedings been terminated during the fourth quarter of the Company's fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The Company's Board of Directors appoints the Company's Executive Officers for a term of one year. The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company's Executive Officers are set forth in the following table:


Name and Year                       Office(s) Presently
First Elected as                    Held, Business Experience
Executive Officer                   and Certain Directorships           Age
-----------------                   -------------------------           ---

Michael A. Richardson               Chairman of the Board of            54
1977                                Directors, President, Chief
                                    Executive Officer, member
                                    of the Executive Committee
                                    of the Board of Directors.

Virgil Bishop                       Vice-President, Director,           61
1974                                member of the Executive
                                    Committee of the Board
                                    of Directors.

Paul R. Cook                        Executive Vice-President,           50
1987                                Treasurer, Chief Financial
                                    Officer, Director, member
                                    of the Executive Committee
                                    of the Board of Directors.
                                    Director of Capital Bank,
                                    Fort Oglethorpe, Georgia
                                    since May 1993.

James E. Floyd                      Vice-President, member of           56
1991                                the Executive Committee
                                    (ex-officio).  From 1966 to
                                    1991, Mr. Floyd was
                                    Grocery Supervisor for
                                    the Company.

Reba S. Southern                    Secretary, member of the            47
1991                                Executive Committee (ex-
                                    officio).  From 1972 to 1991,
                                    Mrs. Southern was Administra-
                                    tive Assistant for the Company.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to page 4 of the Company's Annual Report to security holders for the fiscal year ended June 3, 2000.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to page 3 of the Company's Annual Report to security holders for the fiscal year ended June 3, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 5 through 7 of the Company's Annual Report to security holders for the fiscal year ended June 3, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 8 through 19 of the Company's Annual Report to security holders for the fiscal year ended June 3, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning the Company's Executive Officers is set forth in Part I of this report on Form 10-K under the caption "Executive Officers of the Company." The remaining information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 21, 2000, under the heading "INFORMATION ABOUT NOMINEES FOR DIRECTOR" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 21, 2000, under the headings "DIRECTORS' FEES AND ATTENDANCE," "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of
Shareholders to be held September 21, 2000, under the headings "PRINCIPAL SHAREHOLDERS" and "INFORMATION ABOUT NOMINEES FOR DIRECTOR."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 21, 2000, under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" AND "CERTAIN TRANSACTIONS."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   The following  Financial  Statements  included in the  Company's  2000
          Annual Report to the security holders for the fiscal year ended June 3, 2000, are incorporated by reference in Item 8 hereof:

          -    Report of Independent Accountants

          -    Balance Sheets - June 3, 2000 and May 29, 1999

          - Statements of Income and Retained Earnings - Fiscal Years Ended June 3, 2000; May 29, 1999 and May 30, 1998

          - Statements of Cash Flows - Fiscal Years Ended June 3, 2000; May 29, 1999 and May 30, 1998

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

     3. The following exhibits are either incorporated by reference or attached to and made a part of this report:

     Exhibit 3 Articles of Incorporation and By-Laws. Incorporated by reference to Exhibit 3 to Form 10-K for the year ended May 29, 1993.

     Exhibit 10.1 Line of Credit Loan Agreement, related Note and Security Agreement dated as of August 1992 by and between the Company and Wachovia Bank of Georgia, N.A. Incorporated by reference to Exhibit 10(a) to Form 10-K for the year ended May 29, 1993.

     Exhibit 10.2 Financial Management Account Investment/ Commercial Loan Access Agreement dated October 1, 1993, Amending Line of Credit Loan Agreement dated as of August 1992 by and between the Company and Wachovia Bank of Georgia, N.A. Incorporated by reference to Exhibit 10(b) to Form 10-K for the year ended June 3, 1995.

     Exhibit 10.3 Addendum to Financial Management Account Investment/ Commercial Loan Access Agreement between the Company and Wachovia Bank of Georgia, N.A., dated July 6, 1994. Incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended June 3, 1995.

     Exhibit 10.4 Letter Agreement dated December 5, 1994 amending Financial Management Account Investment/Commercial Loan Access Agreement between the Company and Wachovia Bank of Georgia, N.A. Incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended June 3, 1995.

     Exhibit 10.5 Note and Security Agreement dated February 14, 2000, together with related Commitment Letter dated February 10, 2000, between the Company and Wachovia Bank of Georgia, N.A. Incorporated by reference to Exhibits 10.1 (Note and Security Agmt.) and 10.2 (Commitment Letter) to Form 10-Q for the quarterly period ended February 26, 2000.

     Exhibit 10.6   Lease  for  the  Company's   Ringgold,   Georgia   location.
                    Incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended May 29, 1993.

     Exhibit 10.7   Lease  Agreement  for  the  Company's   LaFayette,   Georgia
                    location. Incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended May 29, 1993.

     Exhibit 10.8   Lease  Agreement  for  the  Company's  Chatsworth,   Georgia
                    location. Incorpor- ated by reference to Exhibit 10(g) to Form 10-K for the year ended May 29, 1993.

     Exhibit 10.9 Lease Agreement for the Company's Chickamauga, Georgia location. Incorpor- ated by reference to Exhibit 10(h) to Form 10-K for the year ended May 29, 1993.

     Exhibit 10.10 Renewal Lease Agreement for the Company's Stevenson, Alabama location. Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended May 28, 1994.

     Exhibit 10.11  Lease   Agreement  for  the  Company's   Dayton,   Tennessee
                    location. Incorporated by referenced to Exhibit 10(j) to Form 10-K for the year ended May 29, 1993.

     Exhibit 10.12  Lease  Agreement  for  the  Company's   Executive   Offices.
                    Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended August 28, 1999.

     Exhibit 10.13 Equipment Lease and Master License Agreement dated March 31, 1995 between the Company and Fleming Companies, Inc. pertaining to the equipment and software for the Company's electronic cash registers and scanning equipment. Incorporated by reference to Exhibit 10(n) to Form 10-K for the year ended June 1, 1996.

     Exhibit 10.14 Collateral Assignment of Deposit, between the Company and Wachovia Bank of Georgia, N.A., dated November 15, 1999. Incorporated by referenced to Exhibit 10(a) to Form 10-Q for the quarterly period ended November 27, 1999.

     Exhibit 13 Annual Report to Shareholders for the Fiscal Year ended June 3, 2000.

     Exhibit 23     Consent of Hazlett, Lewis & Bieter, PLLC.

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

                            AMERICAN CONSUMERS, INC.

Date: August 30, 2000               By: s/Michael A. Richardson
                                        -------------------------------
                                        Michael A. Richardson
                                        Chairman of the Board,
                                        President and Chief
                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                      Title                      Date
      ---------                      -----                      ----

s/Michael A. Richardson       Chairman of the Board,       August 30, 2000
------------------------      President and Chief
Michael A. Richardson         Executive Officer

s/Paul R. Cook                Executive Vice-              August 30, 2000
------------------------      President, Chief
Paul R. Cook                  Financial Officer,
                              Treasurer (Chief
                              Accounting Officer) and
                              Director

s/Virgil E. Bishop            Vice-President and           August 30, 2000
------------------------      Director
Virgil E. Bishop

s/John P. Price               Director                     August 30, 2000
------------------------
John P. Price

s/Thomas L. Richardson        Director                     August 30, 2000
------------------------
Thomas L. Richardson

s/Jerome P. Sims              Director                     August 30, 2000
------------------------
Jerome P. Sims, Sr.

s/ Andrew V. Douglas          Director                     August 30, 2000
------------------------
Andrew V. Douglas