Form 10-Q
period 2000-09-02
AMERICAN CONSUMERS INC
filed 2000-10-17
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 2, 2000

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___________ to ______________

                    Commission File No. 0-5815

                            AMERICAN CONSUMERS, INC.
             (Exact name of registrant as specified in its charter)

              GEORGIA                              58-1033765
  (State or other jurisdiction of       (I.R.S. Employer Identification
   Incorporation or organization)                   Number)


          P. O. Box 2328, 418 Alamar Street, Fort Oglethorpe, GA 30742
       (Address of principal executive offices)               (Zip Code)

       Registrant's Telephone Number, including Area Code: (706) 861-3347

       418A Battlefield Pkwy., Fort Oglethorpe, GA 30742
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

                               APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                    Outstanding at October 10, 2000
COMMON STOCK - $.10 PAR VALUE                                      834,514
NON VOTING COMMON STOCK - $.00 PAR VALUE                                --
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                             --

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                       THIRTEEN WEEKS ENDED
                                                       --------------------
                                                   September 2,      August 28,
                                                          2000             1999
                                                   -----------      -----------

NET SALES                                          $ 6,400,096      $ 5,958,163
COST OF GOODS SOLD                                   4,892,740        4,567,914
                                                   -----------      -----------

Gross Margin                                         1,507,356        1,390,249
OPERATING EXPENSES                                   1,521,012        1,441,679
                                                   -----------      -----------

Operating Loss                                         (13,656)         (51,430)

OTHER INCOME (EXPENSE)
  Interest income                                        6,711            4,620
  Other income                                          18,570           17,382
  Interest expense                                      (5,776)          (7,798)
                                                   -----------      -----------

Income (Loss) Before Income Tax (Benefit)                5,849          (37,226)

INCOME TAXES (BENEFIT)                                   2,649          (14,887)
                                                   -----------      -----------

NET INCOME (LOSS)                                        3,200          (22,339)

RETAINED EARNINGS:
  Beginning                                          1,691,965        1,744,798

  Redemption of common stock                              --             (1,898)
                                                   -----------      -----------

  Ending                                           $ 1,695,165      $ 1,720,561
                                                   ===========      ===========

PER SHARE:
  Net income (loss)                                     $0.004          ($0.026)
                                                   ===========      ===========

  Cash dividends                                        $0.000           $0.000
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                   835,618          844,042
                                                   ===========      ===========


                        See Notes to Financial Statements

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS


                                                                                September 2,     June 3,
                                                                                    2000          2000
                                                                                -----------    -----------
                                 --A S S E T S--

CURRENT ASSETS
  Cash and short-term investments                                               $ 1,266,095    $   852,652
  Certificate of deposit                                                            434,887        434,887
  Accounts receivable                                                               100,133        140,593
  Inventories                                                                     1,607,561      1,659,588
  Prepaid expenses                                                                   22,217         53,473
                                                                                -----------    -----------
Total current assets                                                              3,430,893      3,141,193
                                                                                -----------    -----------

PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                                            201,253        201,253
  Furniture, fixtures and equipment                                               2,755,840      2,755,604
                                                                                -----------    -----------
                                                                                  2,957,093      2,956,857
  Less accumulated depreciation                                                  (2,477,571)    (2,424,512)
                                                                                -----------    -----------
                                                                                    479,522        532,345
                                                                                -----------    -----------
TOTAL ASSETS                                                                    $ 3,910,415    $ 3,673,538
                                                                                ===========    ===========

                    --LIABILITIES AND STOCKHOLDERS' EQUITY--

CURRENT LIABILITIES
  Accounts payable                                                              $   704,837    $   696,560
  Short-term borrowings                                                             397,755        128,675
  Obligations under capital leases, current portion                                  36,742         63,321
  Accrued sales tax                                                                  83,938        117,954
  Federal and state income taxes                                                      2,944          3,706
  Other                                                                             140,527        112,647
                                                                                -----------    -----------
Total current liabilities                                                         1,366,743      1,122,863
                                                                                -----------    -----------

DEFERRED INCOME TAXES                                                                11,586         12,587
                                                                                -----------    -----------
OBLIGATIONS UNDER CAPITAL LEASE AGREEMENTS                                             --            3,904
                                                                                -----------    -----------
DEFERRED INCOME                                                                      56,520         61,818
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                                           --             --
  Nonvoting common stock - authorized 5,000,000
    shares of no par value; no shares issued                                           --             --
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 835,618 in both periods presented                       83,562         83,562
  Additional paid-in capital                                                        696,839        696,839
  Retained earnings                                                               1,695,165      1,691,965
                                                                                -----------    -----------
Total Stockholders' Equity                                                        2,475,566      2,472,366
                                                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 3,910,415    $ 3,673,538
                                                                                ===========    ===========


                        See Notes to Financial Statements

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                               THIRTEEN WEEKS ENDED
                                                               --------------------
                                                            September 2,    August 28,
                                                               2000            1999
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           $     3,200    $   (22,339)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                53,059         55,135
    Deferred income taxes                                        (1,001)        (1,000)
    Deferred income                                              (5,298)        (9,683)

    Change in operating assets and liabilities:
      Accounts receivable                                        40,460         10,745
      Inventories                                                52,027         77,569
      Prepaid expenses                                           31,256        (15,206)
      Refundable income taxes                                      --          (15,819)
      Accounts payable                                            8,277        (86,626)
      Accrued sales tax                                         (34,016)       (43,257)
      Accrued income taxes                                         (762)          --
      Other accrued liabilities                                  27,880         24,221
                                                            -----------    -----------
Net cash provided by (used in) operating activities             175,082        (26,260)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property                                             (236)        (6,000)
                                                            -----------    -----------
Net cash used in investing activities                              (236)        (6,000)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term borrowings                         269,080        213,015
  Principal payments on obligations under capital leases        (30,483)       (28,231)
  Redemption of common stock                                       --          (28,721)
                                                            -----------    -----------
    Net cash provided by financing activities                   238,597        156,063
                                                            -----------    -----------
Net increase in cash                                            413,443        123,803
Cash and cash equivalents at beginning of period                852,652        917,438
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 1,266,095    $ 1,041,241
                                                            ===========    ===========


                        See Notes to Financial Statements

                            AMERICAN CONSUMERS, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1)  Basis of Presentation.

     The financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the industry.

     The interim fianancial statements should be read in conjunction with the notes to the financial statements presented in the Corporation's 2000 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)  Commitments and Contingencies.

     Capital expenditures are not expected to exceed $150,000 during the current fiscal year.

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company is at the discretion of the Board of Directors, which makes its decision annually at the quarterly meeting in January. The Board voted to contribute $7,500 to the plan for both calendar year 1999 and 1998.

     None of the Company's employees are represented by a union.

(3)  Securities Purchases Under Agreement to Resell.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS


                                                    THIRTEEN WEEKS ENDED
                                             ----------------------------------
                                              September 2,          August 28,
                                                   2000                1999
                                             -------------        -------------
Sales                                        $   6,400,096        $   5,958,163
% Sales Increase (Decrease)                           7.24%              -10.26%
Gross Margin %                                       23.55%               23.33%
Operating and Administrative
  Expense:
  Amount
                                                 1,521,012            1,441,679
  % of Sales                                         23.77%               24.20%
Net Income (Loss)
                                                     3,200              (22,339)

     Management believes that the increase in sales is attributable to marketing advantages which the Company gained as a result of its decision to switch wholesalers during the last quarter of fiscal 2000. In addition to obtaining more favorable wholesale pricing for the Company's overall inventory purchases, the Company also gained access to improved lines of generic grocery items which we are able to price more competitively versus national brands. This change, which management believes has, so far, increased overall traffic in the Company's grocery stores, was made to enable the Company to compete more effectively in an effort to combat increased pressures placed on the Company's market share and sales by other chains opening stores in the Company's trade area. Management believes that these competitive pressures, which have been threatening the profitability of the Company, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. In response to these developments, management continuously seeks to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory.

     Operating and administrative expenses decreased as a percent of sales from 24.20% for the quarter ended August 28, 1999 to 23.77% for the quarter ended September 2, 2000, due primarily to the increase in sales.

Income Taxes:

     The provision (benefit) for income taxes for the quarters ended above do not vary significantly from the Federal statutory rate of 34% and state rates of 5% - 6%. Taxes are recorded as a current liability in each of the periods presented.

Inflation:

     Although currently not a significant factor, the Company continues to seek ways to cope with the threat of renewed inflation. To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the goods sold by the Company.

                               FINANCIAL CONDITION

Liquidity and Capital Resources:

     The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowings. Short-term borrowing to finance inventory purchases is provided by the Company's $600,000 line of credit from its lead bank, Wachovia Bank, Dalton, Georgia. Short-term borrowings as of the end of specific quarters are presented below:

                                                   9/2/00     6/3/00    8/28/99
                                                  --------   --------   --------
Michael and Diana Richardson                      $ 59,662   $ 62,239   $ 99,950
Matthew Richardson                                  57,811     56,480     53,237
Line of Credit-Wachovia Bank                       280,282      9,956    366,783
                                                  --------   --------   --------
  Total                                           $397,755   $128,675   $519,970
                                                  ========   ========   ========

     Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Wachovia Bank which provides the Company with its line of credit.

     Management believes that the Company's current sources of short-term financing are adequate to meet the Company's anticipated needs for working capital to fund operations. The Company's existing leases for the cash register and scanning equipment used in its grocery stores are all due to expire during the current fiscal year. The Company currently is evaluating the decision of whether to purchase this equipment as the leases expire or lease new replacement equipment on similar terms. A decision to purchase the Company's existing leased equipment would require additional bank financing, which management believes that the Company would be able to obtain on commercially reasonable terms.

     The ratio of current assets to current liabilities was 2.51 to 1 at the end of the latest quarter, September 2, 2000, as compared to 2.48 to 1 on August 28, 1999 and 2.80 to 1 at the end of the fiscal year ended on June 3, 2000. Cash and cash equivalents constituted 49.58% of the total current assets at September 2, 2000 as compared to 42.21% at Auguts 28, 1999 and 40.99% at June 3, 2000.

     During the quarter ended September 2, 2000 retained earnings increased as a result of the Company's net income for the quarter.

Forward - Looking Statements

     Information provided by the Company, including written or oral statements made by its representatives, may contain "forward-looking information" as defined in Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, the effects of future competition, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made by or on behalf of the Company, including filings with the Securities and Exchange Commission of Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy of the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company's vendors, and other issues and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.

PART II             OTHER INFORMATION

Item 4              Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Shareholders on September 21, 2000, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 2001. Proxies were solicited by management in favor of seven nominees, with no solicitaion in opposition to management's nominees. All of such nominees were elected, with the number of votes case for, against, or withheld as well as the number of broker non votes and abstentions as to each nominee having been as follows:

                                                 TOTAL       VOTES       VOTES                      BROKER
                                                SHARES       CAST         CAST       VOTES            NON
      NOMINEE                                    VOTED        FOR       AGAINST     WITHHELD         VOTES
                                                 -----        ---       -------     --------         -----
Michael A. Richardson                             605,177     604,517     660        226,780         3,661
Paul R. Cook                                      605,177     604,517     660        226,780         3,661
Virgil E. Bishop                                  605,177     604,737     440        226,780         3,661
John P. Price                                     605,177     604,297     880        226,780         3,661
Thomas L. Richardson                              605,177     604,737     440        226,780         3,661
Jerome P. Sims, Sr.                               605,177     604,355     822        226,780         3,661
Andrew V. Douglas                                 605,177     604,737     440        226,780         3,661

Item 6   EXHIBITS AND REPORTS OF FORM 8-K

         (a)   The following exhibits are filed as a part of the report.

               (10.1) Commitment letter dated September 30, 2000 between the Company and Wachovia Bank, N.A.

               (11)     Statement re: computation of per share earnings.

               (27)     Financial Data Schedule (EDGAR version only)

         (b) During the most recent quarter, the Company has not filed a current report on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMERICAN CONSUMERS, INC.
                                     (Registrant)


Date:        10/16/2000              /s/ Michael A. Richardson
                                     -------------------------------------------
                                     Michael A. Richardson

                                     CHAIRMAN
                                     (Principal Executive Officer)


Date:        10/16/2000              /s/ Paul R. Cook
                                     -------------------------------------------
                                     Paul R. Cook
                                     EXECUTIVE VICE PRESISENT AND TREASURER
                                     (Principal Financial Officer & Chief
                                      Accounting Officer)