Form 10-Q
period 2000-12-02
AMERICAN CONSUMERS INC
filed 2001-01-16
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 2, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO (_)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at January 10, 2001
COMMON STOCK - $.10 PAR VALUE                                832,716
NON VOTING COMMON STOCK - $.00 PAR VALUE                        --
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                     --

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                               THIRTEEN WEEKS ENDED           TWENTY-SIX WEEK ENDED
                                            --------------------------    ----------------------------
                                             December 2,   November 27,    December 2,    November 27,
                                                2000          1999            2000           1999
                                            -----------    -----------    ------------    ------------
NET SALES                                   $ 6,364,584    $ 6,328,416    $ 12,764,680    $ 12,286,578
COST OF GOODS SOLD                            4,850,768      4,883,198       9,743,508       9,451,112
                                            -----------    -----------    ------------    ------------

Gross Margin                                  1,513,816      1,445,218       3,021,172       2,835,466
OPERATING EXPENSES                            1,510,532      1,479,875       3,031,544       2,921,554
                                            -----------    -----------    ------------    ------------

Operating Loss                                    3,284        (34,657)        (10,372)        (86,088)

OTHER INCOME (EXPENSE)
  Interest income                                 7,150          5,864          13,861          10,484
  Other income                                   19,088         22,624          37,658          40,006
  Interest expense                               (6,872)       (19,164)        (12,648)        (26,962)
                                            -----------    -----------    ------------    ------------

Income (Loss) Before Income Tax (Benefit)        22,650        (25,333)         28,499         (62,560)

INCOME TAXES (BENEFIT)                            6,843         (9,871)          9,492         (24,758)
                                            -----------    -----------    ------------    ------------

NET INCOME (LOSS)                                15,807        (15,462)         19,007         (37,802)

RETAINED EARNINGS:
  Beginning                                   1,695,165      1,720,561       1,691,965       1,744,798

  Redemption of common stock                       (192)          (311)           (192)         (2,208)
                                            -----------    -----------    ------------    ------------

  Ending                                    $ 1,710,780    $ 1,704,788    $  1,710,780    $  1,704,788
                                            ===========    ===========    ============    ============

PER SHARE:
  Net income (loss)                         $     0.019    $    (0.018)   $      0.023    $     (0.045)
                                            ===========    ===========    ============    ============

  Cash dividends                            $     0.000    $     0.000    $      0.000    $       0.00
                                            ===========    ===========    ============    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            831,530        842,467         834,641         840,892
                                            ===========    ===========    ============    ============

                        See Notes to Financial Statements

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS

                                                               December 2,      June 3,
                                                                  2000           2000
                                                               -----------    -----------
                                 --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                              $   915,857    $   852,652
  Certificate of deposit                                           448,272        434,887
  Accounts receivable                                              125,847        140,593
  Inventories                                                    1,630,382      1,659,588
  Prepaid expenses                                                  20,192         53,473
                                                               -----------    -----------
Total current assets                                             3,140,550      3,141,193
                                                               -----------    -----------

PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                           201,253        201,253
  Furniture, fixtures and equipment                              2,757,744      2,755,604
                                                               -----------    -----------
                                                                 2,958,997      2,956,857
  Less accumulated depreciation                                 (2,527,235)    (2,424,512)
                                                               -----------    -----------
                                                                   431,762        532,345
                                                               -----------    -----------
TOTAL ASSETS                                                   $ 3,572,312    $ 3,673,538
                                                               ===========    ===========

                    --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                             $   607,550    $   696,560
  Short-term borrowings                                            120,012        128,675
  Obligations under capital leases, current portion                 20,491         63,321
  Accrued sales tax                                                107,223        117,954
  Federal and state income taxes                                    13,389          3,706
  Other                                                            153,368        112,647
                                                               -----------    -----------
Total current liabilities                                        1,022,033      1,122,863
                                                               -----------    -----------

DEFERRED INCOME TAXES                                               10,586         12,587
                                                               -----------    -----------
OBLIGATIONS UNDER CAPITAL LEASE AGREEMENTS                            --            3,904
                                                               -----------    -----------
DEFERRED INCOME                                                     51,221         61,818
                                                               -----------    -----------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    Shares of no par value; no shares issued                          --             --
  Nonvoting common stock - authorized 5,000,000
    Shares of no par value; no shares issued                          --             --
  Common stock - $.10 par value; authorized 5,000,000
    Shares; shares issued of 832,716 and 835,618                    83,272         83,562
  Additional paid-in capital                                       694,420        696,839
  Retained earnings                                              1,710,780      1,691,965
                                                               -----------    -----------
Total Stockholders' Equity                                       2,488,472      2,472,366
                                                               -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 3,572,312    $ 3,673,538
                                                               ===========    ===========

                        See Notes to Financial Statements

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                             TWENTY-SIX WEEKS ENDED
                                                           --------------------------
                                                           December 2,    November 27,
                                                              2000           1999
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $    19,007    $   (37,802)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                               99,329        111,438
    Deferred income taxes                                       (2,000)        (2,000)
    Deferred income                                            (10,597)       (14,981)

    Change in operating assets and liabilities:
      Accounts receivable                                       14,746        (47,729)
      Inventories                                               29,206        (55,619)
      Prepaid expenses                                          33,282        (12,324)
      Refundable income taxes                                     --            1,505
      Accounts payable                                         (89,010)         8,606
      Accrued sales tax                                        (10,731)       (32,022)
      Accrued income taxes                                       9,683           --
      Other accrued liabilities                                 40,720         38,676
                                                           -----------    -----------
Net cash provided by (used in) operating activities            133,635        (42,252)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in Certificate of Deposit                           (13,385)        (9,216)
  Purchase of property                                          (2,140)       (37,113)
                                                           -----------    -----------

Net cash used in investing activities                          (15,525)       (46,329)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings              (8,663)       359,187
  Principal payments on obligations under capital leases       (43,340)       (56,605)
  Redemption of common stock                                    (2,902)       (33,417)
                                                           -----------    -----------

    Net cash provided by (used in) financing activities        (54,905)       269,165
                                                           -----------    -----------
Net increase (decrease) in cash                                 63,205        180,584
Cash and cash equivalents at beginning of period               852,652        917,438
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $   915,857    $ 1,098,022
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

(2)  Commitments and Contingencies.

     A decision has been made to purchase all of the Company's cash registers and scanning equipment, at a total cost of $490,000, as the existing leases for such equipment expire during the current fiscal year. The Company presently is negotiating long-term financing to fund this purchase with a local bank, and believes that it will be able to obtain such financing on terms that do not vary significantly from the current leasing arrangement. Therefore, management believes that the purchase of this equipment will not have a significant effect on the Company's results of operations or financial condition. Other capital expenditures are not expected to exceed $150,000 during the current fiscal year.

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company is at the discretion of the Board of Directors, which makes its decision annually at the quarterly meeting in January. The Board voted to contribute $7,500 to the plan for both calendar year 2000 and 1999.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                      THIRTEEN WEEK ENDED                 TWENTY-SIX WEEKS ENDED
                                 December 2,       November 27,       December 2,      November 27,
                                    2000              1999               2000             1999
                               --------------    --------------     --------------    --------------
Sales                          $    6,364,584    $    6,328,416     $   12,764,680    $   12,286,578
% Sales Increase (Decrease)              0.57%             0.46%              3.89%            (5.04)%
Gross Margin %                          23.78%            22.48%             23.67%            23.08%
Operating and Administrative
  Expense:
  Amount                            1,510,532         1,479,875          3,031,545         2,921,554
  % of Sales                            23.73%            23.38%             23.75%            23.78%
Net Income (Loss)                      15,870           (15,462)            19,007           (37,802)


     Management believes that the sales increase of only .57%, as compared to 7.42% last quarter, is due primarily to two significant factors: (1) the opening of a Wal-Mart Supercenter in the trade area of two of the Company's stores and
(2) the fact that the quarter ended December 2, 2000 marks the first time that results for the prior-year period also include Sunday sales (which the Company commenced in the Fall of 1999). Still, the access to improved lines of generic grocery items which we are able to price more competitively versus national brands appears to have increased overall traffic in the Company's grocery stores and may have helped offset some of the impact of the Wal-Mart expansion. This access was gained as a result of the Company's switch to a different wholesaler during the last quarter of fiscal 2000. Management believes that competitive pressures on the Company will continue to increase over time as a result of competitors opening more new stores in the trade area of the Company. In response to these developments, management continuously seeks to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory.

     Operating and administrative expenses, as a percent of sales for the quarters presented, has remained fairly consisent.

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

                               FINANCIAL CONDITION

Liquidity and Capital Resources:

     The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowings. Short-term borrowing to finance inventory purchases is provided by the Company's $600,000 line of credit from its lead bank, Wachovia Bank, Dalton, Georgia. Short-term borrowings as of the end of specific quarters are presented below:

                                               12/2/00      6/3/00   11/27/99
                                               --------   --------   --------
Michael and Diana Richardson                   $ 56,528   $ 62,239   $100,983
Matthew Richardson                               57,164     56,480     54,326
Line of Credit-Wachovia Bank                      6,320      9,956    510,833
                                               --------   --------   --------
  Total                                        $120,012   $128,675   $666,142
                                               ========   ========   ========

     Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Wachovia Bank which provides the Company with its line of credit.

     Management believes that the Company's current sources of short-term financing are adequate to meet the Company's anticipated needs for working capital to fund operations. The Company is in the process of completing negotiations on a loan with a local bank to finance the purchase of new cash registers and other equipment which the Company is currently leasing. The purchase of the equipment is not expected to have a significant effect on the Company's working capital.

     The ratio of current assets to current liabilities was 3.07 to 1 at the end of the latest quarter, December 2, 2000, as compared to 2.24 to 1 on November 27, 1999 and 2.80 to 1 at the end of the fiscal year ended on June 3, 2000. Cash and cash equivalents constituted 43.44% of the total current assets at December 2, 2000 as compared to 41.28% at November 27, 1999 and 40.99% at June 3, 2000.

     During the quarter ended December 2, 2000 retained earnings increased as a result of the Company's net income for the quarter.

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

Item 6    EXHIBTS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are filed as a part of the report.

               (11) Statement re: computation of per share earnings.


          (b) During the most recent quarter, the Company has not filed a report on Form 8-K

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN CONSUMERS, INC.
                                      (Registrant)



Date:          10/15/01                 /s/ Michael A. Richardson
         -----------------------      ------------------------------------------
                                      Michael A. Richardson
                                      CHAIRMAN
                                      (Principal Executive Officer)



Date:          10/15/01                 /s/ Paul R. Cook
         -----------------------      ------------------------------------------
                                      Paul R. Cook
                                      EXECUTIVE VICE PRESISENT AND
                                        TREASURER
                                      (Principal Financial Officer & Chief
                                      Accounting Officer)