Form 10-Q
period 2001-03-03
AMERICAN CONSUMERS INC
filed 2001-04-13
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 3, 2001
                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at April 10, 2001
COMMON STOCK  -  $.10 PAR VALUE                           828,152
NON VOTING COMMON STOCK  -  $.00 PAR VALUE                      0
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                     0

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                              THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                                        ----------------------------------------------------------------------
                                                          March 03,        February 26,         March 3,          February 26,
                                                            2001              2000                2001                2000
                                                        -----------        -----------        ------------        ------------
     NET SALES                                          $ 6,333,731        $ 6,533,794        $ 19,098,411        $ 18,820,372
     COST OF GOODS SOLD                                   4,834,430          5,070,333          14,577,938          14,521,445
                                                        -----------        -----------        ------------        ------------

     Gross Margin                                         1,499,301          1,463,461           4,520,473           4,298,927

     OPERATING EXPENSES                                   1,543,384          1,534,988           4,574,929           4,456,542
                                                        -----------        -----------        ------------        ------------

     Operating Income (Loss)                                (44,083)           (71,527)            (54,456)           (157,615)

     OTHER INCOME (EXPENSE)
       Interest income                                        7,206              5,563              21,067              16,047
       Other income                                          29,192             16,172              66,851              56,178
       Interest expense                                      (4,022)           (14,746)            (16,670)            (41,708)
                                                        -----------        -----------        ------------        ------------

     Income (Loss) Before
       Income Tax (Benefit)                                 (11,707)           (64,538)             16,792            (127,098)

     INCOME TAXES (BENEFIT)                                     787            (24,600)             10,279             (49,358)
                                                        -----------        -----------        ------------        ------------

     NET INCOME (LOSS)                                      (12,494)           (39,938)              6,513             (77,740)

     RETAINED EARNINGS:
       Beginning                                          1,710,780          1,704,788           1,691,965           1,744,798

       Redemption of common stock                              (301)               (73)               (493)             (2,281)
                                                        -----------        -----------        ------------        ------------

       Ending                                           $ 1,697,985        $ 1,664,777        $  1,697,985        $  1,664,777
                                                        ===========        ===========        ============        ============

     PER SHARE:
       Net income                                       $    (0.015)       $     0.047        $      0.008        $     (0.093)
                                                        ===========        ===========        ============        ============

       Cash Dividends                                   $     0.000        $     0.000        $      0.000        $      0.000
                                                        ===========        ===========        ============        ============

     WEIGHTED AVERAGE NUMBER
        OF SHARES OUTSTANDING                               834,081            840,962             833,520             839,457
                                                        ===========        ===========        ============        ============


                        See Notes to Financial Statements

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS

                                                                March 3,        June 3,
                                                                  2001           2000
                                                               -----------    -----------
                                 --A S S E T S--

     CURRENT ASSETS:
       Cash and short-term investments                         $   976,602    $   852,652
       Certificate of deposit                                      448,272        434,887
       Accounts receivable                                         111,316        140,593
       Inventories                                               1,692,465      1,659,588
       Prepaid expenses                                             26,194         53,473
                                                               -----------    -----------
     Total current assets                                        3,254,849      3,141,193
                                                               -----------    -----------

     PROPERTY AND EQUIPMENT - at cost:
       Leasehold improvements                                      201,253        201,253
       Furniture, fixtures and equipment                         2,804,348      2,755,604
                                                               -----------    -----------
                                                                 3,005,601      2,956,857
       Less accumulated depreciation                            (2,440,509)    (2,424,512)
                                                               -----------    -----------
                                                                   565,092        532,345
                                                               -----------    -----------
     TOTAL ASSETS                                              $ 3,819,941    $ 3,673,538
                                                               ===========    ===========

                    --LIABILITIES AND STOCKHOLDERS' EQUITY--

     CURRENT LIABILITIES:
       Accounts payable                                        $   619,142    $   696,560
       Short-term borrowings                                       432,915        128,675
       Obligations under capital leases,
          current portion                                            8,421         63,321
       Accrued sales tax                                            84,541        117,954
       Federal and state income taxes                               16,171          3,706
       Other                                                       131,828        112,647
                                                               -----------    -----------
          Total Current Liabilities                              1,293,018      1,122,863
                                                               -----------    -----------

     DEFERRED INCOME TAXES                                           9,587         12,587
                                                               -----------    -----------
     OBLIGATIONS UNDER CAPITALIZED LEASE AGREEMENTS                   --            3,904
                                                               -----------    -----------
     DEFERRED INCOME                                                45,922         61,818
                                                               -----------    -----------


     STOCKHOLDERS' EQUITY:
       Non voting preferred stock-authorized 5,000,000
          shares of no par value; no shares issued                    --             --
       Non voting common stock-authorized 5,000,000
          shares of $.10 par value; no shares issued                  --             --
       Common stock-$.10 par value; authorized 5,000,000
          shares; shares issued of 828,152 and 835,618,
          respectively                                              82,815         83,562
       Additional paid-in capital                                  690,614        696,839
       Retained earnings                                         1,697,985      1,691,965
                                                               -----------    -----------
     Total Stockholders' Equity                                  2,471,414      2,472,366
                                                               -----------    -----------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 3,819,941    $ 3,673,538
                                                               ===========    ===========


                        See Notes to Financial Statements

                              FINANCIAL INFORMATION
                             AMERICAN CONSUMER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                   THIRTY-NINE WEEKS ENDED
                                                                  ------------------------
                                                                   March 3,    February 26,
                                                                    2001          2000
                                                                  ---------    -----------
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $  (6,513)   $   (77,740)
     Adjustments to reconcile net income to net cash
        Provided by (used in) operating activities:
          Depreciation and amortization                             152,274        172,522
          Deferred income taxes                                      (3,000)        (3,000)
          Deferred income                                           (15,896)       (20,280)
          Gain on sale of property and equipment                     (8,380)          --
          Change in operating assets and liabilities:
            Accounts receivable                                     (29,277)       (31,476)
            Inventories                                             (32,877)       165,534
            Prepaid expenses                                         27,279         (5,010)
            Refundable income taxes                                    --          (21,117)
            Accounts payable                                        (77,418)        (2,556)
            Accrued sale tax                                        (33,413)       (39,575)
            Accrued income taxes                                     12,465           --
            Other accrued liabilities                                19,182         29,034
                                                                  ---------    -----------

     Net Cash provided by operating activities                       62,980        166,336
                                                                  ---------    -----------


     CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of certificate of deposit                          (448,272)      (423,736)
       Proceeds from maturity of certificate of deposit             434,887        414,520
       Purchase of property and equipment                          (171,996)       (97,885)
       Proceeds from disposal of equipment                            8,380           --
                                                                  ---------    -----------

     Net cash used in investing activities                         (177,001)      (107,101)
                                                                  ---------    -----------

     CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in short-term borrowings                      304,240        237,807
         Principal payments on obligations under capital leases     (58,803)       (85,770)
         Redemption of common stock                                  (7,466)       (34,517)
                                                                  ---------    -----------

             Net cash provided by financing activities              237,971        117,520
                                                                  ---------    -----------

     Net increase in cash                                           123,950        176,755
     Cash and cash equivalents at beginning of period               852,652        917,438
                                                                  ---------    -----------

     Cash and cash equivalents and end of period                  $ 976,602    $ 1,094,193
                                                                  =========    ===========


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

(2)  Commitments and Contingencies.

     A decision has been made to purchase new replacements for all of the Company's cash registers and scanning equipment for approximately $490,000 as the existing leases for such equipment expire over the next few months. The Company has obtained financing for these transactions with Northwest Georgia Bank in the form of an interim facility which allows the Company to draw up to $494,962 through August 27, 2001 to fund the new equipment purchases as the existing leases expire. The facility is collateralized by a $100,000 deposit account owned by the Company and further secured by a lien on substantially all of the Company's assets and by the personal guarantees of Michael A. Richardson and Paul R. Cook, executive officers and directors of the Company. It allows the Company to draw down funds as needed, requires monthly interest-only payments through the August 27 maturity date and bears interest at 1.5% above the published Wall Street Journal Prime Rate, with an initial interest rate of 10.0%. The bank has committed to replacing the interim, interest-only facility with a five-year term loan having similar terms in August after the Company completes all replacement equipment purchases. Since the payment terms for this financing will not vary significantly from the current leasing arrangement, Management believes that the purchase of this equipment will not have a significant effect on the Company's results of operation or financial condition. The Company has drawn a total of $200,000 on the interim loan subsequent to the end of the current quarter. Other capital expenditures are not expected to exceed $ 150,000 during the current fiscal year.

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company is at the discretion of the Board of Directors, which will makes its decision annually at the quarterly meeting in January. The Board voted to contribute $7,500 to the plan for both calendar years 2000 and 1999.

     None of the Company's employees are represented by a union.

(3)  Securities Purchased Under Agreement to Resell.

     The Company invests excess funds in U.S. Government or U.S. Government Agency securities which are purchased under an agreement to resell (a reverse repurchase agreement). The securities are purchased from a bank but do not constitute deposits at the bank and are not insured by the Federal Deposit Insurance Corporation. The bank maintains possession of the securities, but title of ownership passes to the Company according to the terms of the agreement. The bank repurchases the securities the business day immediately following the Company's purchase date. The carrying amount of securities purchased under agreement to resell approximates fair value. Risk of market value deterioration is mitigated by the short-term nature of the transaction and the type of securities purchased. There were no funds invested at the balance sheet dates presented.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                         THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                   ------------------------------       ------------------------------
                                     March 3,         February 26,        March 3,        February 26,
                                       2001               2000              2001             2000
                                   ------------       -----------       ------------      ------------
Sales                              $6,333,731         $6,533,794        $19,098,411       $18,820,372
% Sales Increase (Decrease)             (0.03)%             2.35%              1.48%            (2.60)%
Gross Margin %                          23.67%             22.40%             23.67%            22.84%
Operating and Administrative
  Expense:
  Amount                           $1,543,384         $1,534,988        $ 4,574,929       $ 4,456,542
  % of Sales                            24.37%             23.49%             23.95%            23.68%
Net Income                         $  (12,494)        $  (39,938)       $     6,513       $   (77,740)


     The flat sales for the quarter ended March 3, 2001 are believed by Management to be indicative of the competitive pressures faced by the Company. Sales at two of the Company's stores are improving but are still recovering from the opening of a Wal-Mart Supercenter in their trade area. Also, two competitors are in fierce competition with each other in another of the Company's trade areas and their actions are affecting overall sales. Management believes that competitive pressures on the Company will continue to increase over time as a result of competitors opening more new stores in the trade area of the Company. In response to competition, Management continuously seeks to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory.

     Operating and administrative expense increased for the current quarter as a result of increases in energy costs, increased expenses relating to expiring capital leases and group insurance costs. Management is attempting to reduce the expenses relating to the leases by purchasing new equipment. Management anticipates that energy costs will not be as significant in the warmer months due to the reduction in usage of natural gas.

Income Taxes:

     The provision (benefit) for income taxes for the quarters ended above do not vary significantly from the statutory rate of 34% and state rates of 5% - 6%. Taxes are recorded as a current liability in each of the periods presented.


Inflation:

     Although currently not a significant factor, the Company continues to seek ways to cope with the threat of renewed inflation. To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the goods sold by the Company.

                               FINANCIAL CONDITION

Liquidity and Capital Resources:

     The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowing. Short-term borrowing to finance inventory purchases is provided by the Company's $600,000 line of credit from its lead bank, Wachovia Bank, Dalton, Georgia. Short-term borrowings as of the end of specific quarters are presented below.

                                       March 3,       June 3,     February 26,
                                         2001          2000          2000
                                       --------      --------      --------
Michael and Diana Richardson           $ 52,732      $ 62,239      $ 86,936
Matthew Richardson                       52,416        56,480        55,501
Line of Credit-Wachovia Bank            327,767         9,956       402,325
                                       --------      --------      --------
    Total                              $432,915      $128,675      $544,762
                                       ========      ========      ========

     Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Wachovia Bank which provides the Company with its line of credit.

     As detailed above in Note 2 to the financial statements, the Company has negotiated financing with a local bank to fund the purchase of new replacements for cash registers and other equipment which the Company currently is leasing. The purchase of the equipment is not expected to have a significant effect on the Company's working capital requirements.

     The ratio of current assets to current liabilities was 2.52 to 1 at the end of the latest quarter, March 3, 2001, as compared to 2.34 to 1 on February 26, 2000 and 2.80 to 1 at the end of the fiscal year ended on June 3, 2000. Cash and cash equivalents constituted 43.78% of the total current assets at March 3, 2001 as compared to 43.86% at February 26, 2000 and 40.99% at June 3, 2000.

     During the quarter ended March 3, 2001 retained earnings decreased as a result of the Company's net loss for the quarter.

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

                            AMERICAN CONSUMERS, INC.
                            ------------------------



PART II  OTHER INFORMATION

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as a part of the report.

          10.1 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated February 26, 2001.

          10.2 Commercial Security Agreement between the Company and Northwest Georgia Bank, dated February 26, 2001.

          10.3 Assignment of Deposit Account between the Company and Northwest Georgia Bank, dated February 26, 2001.

          11   Statement re: computation of per share earnings.

     (b) During the most recent quarter, the Company has not filed a report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN CONSUMERS, INC.
                                           (Registrant)


   Date:      4/12/01                     /s/ Michael A. Richardson
          ---------------             -----------------------------------------
                                      Michael A. Richardson
                                      CHAIRMAN
                                      (Principal Executive Officer)


   Date:      4/12/01                     /s/ Paul R. Cook
          ---------------             -----------------------------------------
                                      Paul R. Cook
                                      EXECUTIVE VICE PRESIDENT AND TREASURER
                                      (Principal Financial Officer & Chief
                                      Accounting Officer)