Form 10-K
period 2001-06-02
AMERICAN CONSUMERS INC
filed 2001-08-30
CIK 4811

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year ended June 2, 2001

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
(State or other jurisdiction                (I.R.S. Employer Identification
 of incorporation or organization)           Number)


P.O. Box 2328, 418 Alamar Street, Ft. Oglethorpe, GA      30742
   (Address of principal executive offices)             (Zip Code)


Registrant's Telephone Number, including Area Code: (706) 861-3347


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.10 par value
                                (Title of Class)

                            Exhibit Index on Page 11

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [_]

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

As of August 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $99,323. (Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by available bid price information.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

827,233 shares of Common Stock, $0.10 par value, as of August 15, 2001.

List hereunder the following documents, if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

(1) specified portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 2, 2001, incorporated by reference into Part II of this report on Form 10-K.

(2) specified portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission for the Registrant's Annual Meeting of Shareholders to be held September 20, 2001 incorporated by reference into Part III of this report on Form 10-K.

                                     Part I

ITEM 1. BUSINESS

     Incorporated in Georgia in 1968, American Consumers, Inc. (the "Company"), operates seven (7) supermarkets within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee.

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

     During the fiscal year ended June 2, 2001, the Company's major supplier of staple groceries was Mitchell Grocery Corporation ("Mitchell"), with its principal corporate offices in Albertville, Alabama. For the fiscal year ended June 2, 2001, approximately 80% of the Company's total inventory purchases of $19,869,009 were made from Mitchell.

     Various local suppliers within the geographical area served by the Company's supermarkets provide the Company with certain perishable items, including produce, and account for approximately 20% of the Company's total inventory purchases. The Company believes that there are other adequate and convenient sources of groceries, including several area and local suppliers, which could meet its needs. Accordingly, while the Company has elected to purchase the majority of its inventory from Mitchell for reasons of cost, the Company is not dependent upon any particular supplier for its requirements of groceries.

     The supermarket industry is highly competitive and the principal method of competition historically has been the pricing of groceries. The Company's current major competitors now include various local and four regional chains. The nature of such price competition includes the sale of selected items at below cost prices as "loss-leaders" or "advertised specials," the practice of "double couponing" or matching coupon discounts with additional cash discounts, loyalty card programs, as well as the sale of certain main line items at prices below the Company's wholesale cost. The Company believes that its major competitors have been and are able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company, which puts the Company at a competitive disadvantage.

     Management believes that, in recent periods, entry into the Company's trade area by Winn Dixie, Save-A-Lot and United Grocery Outlets, and further expansion in the area by Food Lion and Wal-Mart in addition to the presence of Ingle's and Bi-Lo, have created a situation of ongoing price competition and increasingly expensive advertising and promotional activities which place an operation the size of the Company at a significant competitive disadvantage. These developments have resulted in increased pressure on the Company's market share, sales and profits during fiscal 2001, the effects of which are threatening the profitability of the Company. The Company began a promotional program at the end of its 1998 fiscal year in an effort to increase sales without an adverse effect on gross margin. Management believes that competitive pressures on the Company will continue to increase over time as a result of larger competitors, which are in a better position than the Company to withstand prolonged price competition, opening more new stores in the Company's trade area.

     A continuous effort is made to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory.

     Backlog is not a significant factor in the Company's business.

     The Company employs approximately 79 full-time employees and approximately 135 part-time and seasonal employees.

     The Company believes it is in compliance with all federal, state and local laws relating to environmental protection. No capital expenditures for equipment relating to environmental protection are presently anticipated.

     The Company is engaged in a single line of business; namely, the retail, self-service grocery business which is not divisible into separate segments. The following table sets forth information for the last three (3) fiscal years as to the total sales and revenue of the Company contributed by each class of products which contributed a significant percentage of the total retail sales and revenues of the Company in the last three (3) fiscal years. Fiscal 1999 and 2001 consisted of 52 weeks, while fiscal 2000 consisted of 53 weeks.

                                   2001               2000               1999
                                   ----               ----               ----

Meat                           $ 6,620,866        $ 6,235,625        $ 5,858,943

Produce                          1,858,916          1,823,746          1,771,291

Grocery & Non-
Food Items                      17,154,770         17,559,192         17,852,328

ITEM 2. PROPERTIES

     The executive offices of the Company are located in an 1,800 square-foot office building on Alamar Street, just off Battlefield Parkway in Fort Oglethorpe, Georgia, which the Company holds under a lease for a term of three years, expiring in November 2002.

     The Company's supermarkets are located in Ringgold, LaFayette, Chatsworth, and Chickamauga, Georgia; Stevenson, Alabama; and Dayton and Jasper, Tennessee. All of the seven locations are leased from unaffiliated landlords. Summary information concerning these leases is presented below:

                    Square      Current Lease           Renewal
Location            Footage          Term               Options
--------            -------          ----               -------

Ringgold, GA        14,400    12/01/97 - 11/30/02    1-5 yr. terms
LaFayette, GA       20,500    02/26/92 - 01/31/02    3-5 yr. terms
Chatsworth, GA      24,360    04/29/88 - 04/28/03    3-5 yr. terms
Chickamauga, GA     13,840    01/01/96 - 12/31/04    2-5 yr. terms
Stevenson, AL       23,860    06/01/94 - 05/31/04    3-5 yr. terms
Dayton, TN          23,004    08/01/92 - 07/31/02    2-5 yr. terms
Jasper, TN          25,000    04/28/01 - 04/30/06    3-5 yr. terms
                   -------
                   144,964
                   =======

     The  supermarkets  in  Ringgold,   LaFayette,   and  Chatsworth,   Georgia;
Stevenson, Alabama; and Dayton, Tennessee, are located in strip shopping centers. The stores in Chickamauga, Georgia and Jasper, Tennessee are free-standing.

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

None.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The Company's Board of Directors appoints the Company's Executive Officers for a term of one year. The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company's Executive Officers are set forth in the following table:


Name and Year                 Office(s) Presently
First Elected as              Held, Business Experience
Executive Officer             and Certain Directorships                     Age
-----------------             -------------------------                     ---

Michael A. Richardson         Chairman  of  the  Board  of  Directors,      55
1977                          President,   Chief  Executive   Officer,
                              member of the Executive Committee of the Board of Directors.

Virgil Bishop                 Vice-President,  Director, member of the      62
1974                          Executive  Committee  of  the  Board  of
                              Directors.

Paul R. Cook                  Executive   Vice-President,   Treasurer,      51
1987                          Chief   Financial   Officer,   Director,
                              member of the Executive Committee of the Board of Directors. Director of Capital
                              Bank, Fort Oglethorpe, Georgia since May
                              1993.

James E. Floyd                Vice-President,  member of the Executive      57
1991                          Committee  (ex-officio).  From  1966  to
                              1991, Mr. Floyd was Grocery Supervisor for the Company.

Reba S. Southern              Secretary,   member  of  the   Executive      48
1991                          Committee  (ex-  officio).  From 1972 to
                              1991, Mrs. Southern was Administra- tive
                              Assistant for the Company.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to page 4 of the Company's Annual Report to security holders for the fiscal year ended June 2, 2001.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to page 3 of the Company's Annual Report to security holders for the fiscal year ended June 2, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 5 through 8 of the Company's Annual Report to security holders for the fiscal year ended June 2, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. We believe that our present exposure to market risk relating to interest rate risk is not material. The Company does not maintain any interest rate hedging arrangements. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 9 through 20 of the Company's Annual Report to security holders for the fiscal year ended June 2, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning the Company's Executive Officers is set forth in Part I of this report on Form 10-K under the caption "Executive Officers of the Company." The remaining information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 20, 2001, under the headings "INFORMATION ABOUT NOMINEES FOR DIRECTOR" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 20, 2001, under the headings "DIRECTORS' FEES AND ATTENDANCE," "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of
Shareholders to be held September 20, 2001, under the headings "PRINCIPAL SHAREHOLDERS" and "INFORMATION ABOUT NOMINEES FOR DIRECTOR."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 20, 2001, under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" AND "CERTAIN TRANSACTIONS."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   The following  Financial  Statements  included in the  Company's  2001
          Annual Report to the security holders
          for the fiscal year ended June 2, 2001, are incorporated by reference in Item 8 hereof:

          -    Report of Independent Accountants

          -    Balance Sheets - June 2, 2001 and June 3, 2000

          - Statements of Income and Retained Earnings - Fiscal Years Ended June 2, 2001; June 3, 2000 and May 29, 1999

          - Statements of Cash Flows - Fiscal Years Ended June 2, 2001; June 3, 2000 and May 29, 1999

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

     Exhibit 10.6           Lease for the Company's Ringgold, Georgia location.

     Exhibit 10.7 Lease Agreement for the Company's LaFayette, Georgia location.

     Exhibit 10.8           Lease   Agreement  for  the  Company's   Chatsworth,
                            Georgia location.

     Exhibit 10.9           Lease  Agreement  for  the  Company's   Chickamauga,
                            Georgia location.

     Exhibit 10.10 Renewal Lease Agreement for the Company's Stevenson, Alabama location.

     Exhibit 10.11 Lease Agreement for the Company's Dayton, Tennessee location.

     Exhibit 10.12          Lease Agreement for the Company's Executive Offices.

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

     Exhibit 10.14          Collateral   Assignment  of  Deposit,   between  the
                            Company and Wachovia Bank of Georgia, N.A., dated November 15, 1999.

     Exhibit 10.15 Commitment letter dated September 30, 2000 between the Company and Wachovia Bank, N.A.

     Exhibit 10.16 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated February 26, 2001.

     Exhibit 10.17 Commercial Security Agreement between the Company and Northwest Georgia Bank, dated February 26, 2001.

     Exhibit 10.18 Assignment of Deposit Account between the Company and Northwest Georgia Bank, dated February 26, 2001.

     Exhibit 10.19 Lease Agreement for the Company's Jasper, Tennessee location.

     Exhibit 10.20 Commercial Variable Rate Promissory Note between the Company and Northwest Georgia Bank, dated April 30, 2001.

     Exhibit 10.21 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated June 1, 2001.

     Exhibit 10.22 Commercial Security Agreement between the Company and Northwest Georgia Bank, dated June 1, 2001.

     Exhibit 10.23 Assignment of Deposit Account between the Company and Northwest Georgia Bank, dated June 1, 2001.

     Exhibit 13 Annual Report to Shareholders for the Fiscal Year ended June 2, 2001.

     Exhibit 23             Consent of Hazlett, Lewis & Bieter, PLLC.

(b) The Company has not filed any report on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN CONSUMERS, INC.

Date: August 22, 2001                   By: s/Michael A. Richardson
                                            --------------------------
                                              Michael A. Richardson
                                              Chairman of the Board,
                                              President and Chief
                                              Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title                       Date
     ---------                          -----                       ----

s/Michael A. Richardson         Chairman of the Board,         August 22, 2001
-------------------------       President and Chief
Michael A. Richardson           Executive Officer

s/Paul R. Cook                  Executive Vice-                August 22, 2001
-------------------------       President, Chief
Paul R. Cook                    Financial Officer,
                                Treasurer (Chief
                                Accounting Officer) and
                                Director

s/Virgil E. Bishop              Vice-President and             August 22, 2001
-------------------------       Director
Virgil E. Bishop

s/Danny R. Skates               Director                       August 22, 2001
-------------------------
Danny R. Skates

s/Thomas L. Richardson          Director                       August 22, 2001
-------------------------
Thomas L. Richardson

s/Jerome P. Sims                Director                       August 22, 2001
-------------------------
Jerome P. Sims, Sr.

                                Director                       August __, 2001
-------------------------
Andrew V. Douglas

                                  EXHIBIT INDEX

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

Exhibit 10.14 Collateral Assignment of Deposit, between the Company and Wachovia Bank of Georgia, N.A., dated November 15, 1999. Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarterly period ended November 27, 1999.

Exhibit 10.15 Commitment letter dated September 30, 2000 between the Company and Wachovia Bank, N.A. Incorporated by reference to
                    Exhibit 10.1 to Form 10-Q for the quarterly period ended September 2, 2000.

Exhibit 10.16 Commercial Variable Rate Revolving as Draw Note between the Company and Northwest Georgia Bank, dated February 26, 2001. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 3, 2001.

Exhibit 10.17 Commercial Security Agreement between the Company and Northwest Georgia Bank, dated February 26, 2001. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 3, 2001.

Exhibit 10.18 Assignment of Deposit Account between the Company and Northwest Georgia Bank, dated February 26, 2001. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended March 3, 2001.

Exhibit 10.19       Lease   Agreement  for  the  Company's   Jasper,   Tennessee
                    location. Filed herewith.

Exhibit 10.20 Commercial Variable Rate Promissory Note between the Company and Northwest Georgia Bank, dated April 30, 2001. Filed herewith.

Exhibit 10.21 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated June 1, 2001. Filed herewith.

Exhibit 10.22       Commercial   Security  Agreement  between  the  Company  and
                    Northwest Georgia Bank, dated June 1, 2001. Filed herewith.

Exhibit 10.23 Assignment of Deposit Account between the Company and Northwest Georgia Bank, dated June 1, 2001. Filed herewith.

Exhibit 13 Annual Report to Shareholders for the Fiscal Year ended June 2, 2001. Filed herewith.

Exhibit 23          Consent of Hazlett, Lewis & Bieter, PLLC. Filed herewith.