Form 10-Q
period 2001-09-01
AMERICAN CONSUMERS INC
filed 2001-10-16
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 1, 2001

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


                       55 Hannah Way, Rossville, GA 30741
               (Address of principal executive offices) (Zip Code)

       Registrant's Telephone Number, including Area Code: (706) 861-3347

           P.O. Box 2328, 418 Alamar Street, Fort Oglethorpe, GA 30742
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at September 10, 2001

COMMON STOCK - $.10 PAR VALUE                            826,427
NON VOTING COMMON STOCK - $.00 PAR VALUE                    --
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                 --

ITEM 1. FINANCIAL STATEMENTS.

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                   THIRTEEN WEEKS ENDED
                                                   --------------------
                                               September 1,     September 2,
                                                   2001             2000
                                               ------------     -----------

NET SALES                                      $ 7,135,256      $ 6,400,096
COST OF GOODS SOLD                               5,481,959        4,892,740
                                               -----------      -----------

Gross Margin                                     1,653,297        1,507,356
OPERATING EXPENSES                               1,726,684        1,521,012
                                               -----------      -----------

Operating Loss                                     (73,387)         (13,656)

OTHER INCOME (EXPENSE)
  Interest income                                    5,408            6,711
  Other income                                      27,454           18,570
  Gain on sale of assets                             5,000             --
  Interest expense                                 (19,097)          (5,776)
                                               -----------      -----------

Income (Loss) Before Income Tax (Benefit)          (54,622)           5,849

INCOME TAXES (BENEFIT)                             (11,573)           2,649
                                               -----------      -----------

NET INCOME (LOSS)                                  (43,049)           3,200

RETAINED EARNINGS:
  Beginning                                      1,699,105        1,691,965

  Redemption of common stock                           (53)            --
                                               -----------      -----------

  Ending                                       $ 1,656,003      $ 1,695,165
                                               ===========      ===========

PER SHARE:
  Net income (loss)                            $    (0.052)     $     0.004
                                               ===========      ===========

  Cash dividends                               $     0.000      $     0.000
                                               ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                               827,131          835,618
                                               ===========      ===========


                        See Notes to Financial Statements

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS


                                                                   September 1,        June 2,
                                                                       2001             2000
                                                                   ------------      -----------
                                 --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                                  $ 1,222,503       $ 1,245,135
  Certificate of deposit                                               454,764           450,000
  Accounts receivable                                                   90,691           104,917
  Inventories                                                        1,910,070         1,894,146
  Prepaid expenses                                                      69,322            80,003
  Refundable income taxes                                                6,354              --
                                                                   -----------       -----------
Total current assets                                                 3,753,704         3,774,201
                                                                   -----------       -----------

PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                               218,332           218,332
  Furniture, fixtures and equipment                                  2,781,417         2,843,230
                                                                   -----------       -----------
                                                                     2,999,749         3,061,562
  Less accumulated depreciation                                     (2,001,719)       (2,270,177)
                                                                   -----------       -----------
                                                                       998,030           791,385
                                                                   -----------       -----------
TOTAL ASSETS                                                       $ 4,751,734       $ 4,565,586
                                                                   ===========       ===========

                    --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                                 $   844,918       $   788,639
  Short-term borrowings                                                484,127           797,194
  Current maturities of long-term debt                                 121,618            28,688
  Current obligations under capital leases                                --               3,195
  Accrued sales tax                                                    121,886           132,536
  Federal and state income taxes                                          --               9,422
  Other                                                                179,313           146,026
                                                                   -----------       -----------
Total current liabilities                                            1,751,862         1,905,700
                                                                   -----------       -----------

DEFERRED INCOME TAXES                                                    2,827             3,827
                                                                   -----------       -----------
LONG-TERM DEBT                                                         530,871           140,733
                                                                   -----------       -----------
DEFERRED INCOME                                                         38,353            43,651
                                                                   -----------       -----------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                              --                --
  Nonvoting common stock - authorized 5,000,000
    shares of no par value; no shares issued                              --                --
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 826,427 and 827,232, respectively          82,643            82,723
  Additional paid-in capital                                           689,175           689,847
  Retained earnings                                                  1,656,003         1,699,105
                                                                   -----------       -----------
Total Stockholders' Equity                                           2,427,821         2,471,675
                                                                   -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 4,751,734       $ 4,565,586
                                                                   ===========       ===========


                        See Notes to Financial Statements

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                     THIRTEEN WEEKS ENDED
                                                                     --------------------
                                                                September 1,      September 2,
                                                                    2001              2000
                                                                ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $   (43,049)      $     3,200
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                    66,195            53,059
    Deferred income taxes                                            (1,000)           (1,001)
    Deferred income                                                  (5,298)           (5,298)

    Change in operating assets and liabilities:
      Accounts receivable                                            14,226            40,460
      Inventories                                                   (15,924)           52,027
      Prepaid expenses                                               10,681            31,256
      Refundable income taxes                                        (6,354)             --
      Accounts payable                                               56,279             8,277
      Accrued sales tax                                             (10,650)          (34,016)
      Accrued income taxes                                           (9,422)             (762)
      Other accrued liabilities                                      33,287            27,880
                                                                -----------       -----------
Net cash provided by operating activities                            88,971           175,082
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in certificate of deposit                                  4,764              --
  Purchase of property and equipment                               (272,840)             (236)
  Proceeds from disposal of property and equipment                    5,000              --
                                                                -----------       -----------
Net cash used in investing activities                              (263,076)             (236)
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings                 (313,067)          269,080
  Increase in long-term borrowing                                   468,539              --
  Principal payments on obligations under capital leases             (3,195)          (30,483)
  Redemption of common stock                                           (804)             --
                                                                -----------       -----------
    Net cash provided by financing activities                       151,473           238,597
                                                                -----------       -----------
Net increase (decrease) in cash                                     (22,632)          413,443
Cash and cash equivalents at beginning of period                  1,245,135           852,652
                                                                -----------       -----------
Cash and cash equivalents at end of period                      $ 1,222,503       $ 1,266,095
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

     The interim fianancial statements should be read in conjunction with the notes to the financial statements presented in the Company's 2001 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.


(2)  Commitments and Contingencies.

     Capital expenditures are not expected to exceed $475,000 for the year, including all expenditures needed to complete the purchase of new, updated replacements for cash registers and other equipment which were previously leased.

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company is at the discretion of the Board of Directors, which makes its decision annually at the quarterly meeting in January. The Board voted to contribute $7,500 to the plan for both calendar year 2001 and 2000.

     None of the Company's employees are represented by a union.

                                     ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                                  THIRTEEN WEEKS ENDED
                                                  --------------------
                                             September 1,     September 2,
                                                 2001             2000
                                             ------------     ------------
Sales                                        $ 7,135,256      $ 6,400,096
% Sales Increase                                   11.49%            7.24%
Gross Margin %                                     23.17%           23.55%
Operating and Administrative
  Expense:
  Amount
                                               1,726,684        1,521,012
  % of Sales                                       24.20%           23.77%
Net Income (Loss)                                (43,049)           3,200


     The Company operated seven stores during the quarter ended September 1, 2001 and only operated six stores during the quarter ended September 2, 2000. Same store sales were up less than one percent for the period. The opening of a Wal-Mart Supercenter in the trade area of two of the Company's stores continues to impact Company sales. Still, the access to improved lines of generic grocery items which we are able to price more competitively versus national brands appears to have increased overall traffic in the Company's grocery stores and may have helped offset some of the impact of the Wal-Mart expansion. This access was gained as a result of the Company's switch to a different wholesaler during the last quarter of fiscal 2000. Management believes that competitive pressures on the Company, which have been threatening the profitability of the Company, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. In response to these developments, management continuously seeks to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory.

     Operating and administrative expense increased less than one half percent for the current quarter due primarily to energy costs and other operating expenses. Operating and administrative expenses are somewhat skewed as a percent of sales because of the sales volume at the new store in Jasper, Tennessee. Operating and administrative expenses would be approximately 23.72%, as opposed to 24.20%, of sales if the Jasper operations were not included in the current financial statements.

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

                               FINANCIAL CONDITION


Liquidity and Capital Resources:

     The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowings. Short-term borrowing to finance inventory purchases is provided by the Company's $650,000 line of credit from its lead bank, Northwest Georgia Bank, Dalton, Georgia. Short-term borrowings as of the end of specific quarters are presented below:

                                        9/1/01        6/2/01        9/2/00
                                        ------        ------        ------
Michael and Diana Richardson           $ 38,027      $ 37,411      $ 59,662
Matthew Richardson                       46,100        48,330        57,811
Line of Credit                          400,000       711,453       280,282
                                       --------      --------      --------
  Total                                $484,127      $797,194      $397,755
                                       ========      ========      ========


     Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Northwest Georgia Bank, which provides the Company with its line of credit.

     The ratio of current assets to current liabilities was 2.14 to 1 at the end of the latest quarter, September 1, 2001, as compared to 2.51 to 1 on September 2, 2000 and 1.98 to 1 at the end of the fiscal year ended on June 2, 2001. Cash and cash equivalents constituted 44.68% of the total current assets at September 1, 2001 as compared to 49.58% at September 2, 2000 and 44.91% at June 2, 2001.

     During the third quarter of fiscal 2001, the Company commenced a program of purchasing new replacements for cash registers and other equipment which the Company previously leased as the existing leases expire. The Company arranged financing for this program, which was completed during the first quarter of fiscal 2002, with Northwest Georgia Bank in the form of a temporary short-term note which was converted to long-term debt once the replacements were completed. Following the completion of this program, long-term debt as of September 1, 2001 consists of two notes payable to Northwest Georgia Bank in the amounts of (i) $490,000 attributable to the replacement equipment purchases and (ii) $162,489 incurred in April 2001 to finance the addition of the Company's seventh grocery store in Jasper, Tennessee.

     Accounts receivable decreased due to a decrease in receivables for advertising and merchandise as compared to the prior year period.

     During the quarter ended September 1, 2001 retained earnings decreased as a result of the Company's net loss for the quarter.


Forward - Looking Statements

     Information provided by the Company, including written or oral statements made by its representatives, may contain "forward-looking information" as defined in Section 21E of the Securities Exchange Act of 1934, as amended. All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, the effects of future competition, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made by or on behalf of the Company, including filings with the Securities and Exchange Commission of Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy of the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company's vendors, and other issues and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


PART II OTHER INFORMATION

     ITEM 4 . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     The Company held its Annual Meeting of Shareholders on September 20, 2001, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 2002. Proxies were solicited by management in favor of seven nominees, with no solicitation in opposition to management's nominees. All of such nominees were elected, with the number of votes cast for, against, or withheld as well as the number of broker non votes and abstentions as to each nominee having been as follows:


                             TOTAL     VOTES     VOTES                 BROKER
                            SHARES     CAST       CAST      VOTES        NON
      NOMINEE                VOTED      FOR     AGAINST    WITHHELD     VOTES
                             -----      ---     -------    --------     -----
Michael A. Richardson       575,742   574,917     825      251,491     33,771
Paul R. Cook                575,742   575,027     715      251,491     33,771
Virgil E. Bishop            575,742   575,247     495      251,491     33,771
Thomas L. Richardson        575,742   575,137     605      251,491     33,771
Jerome P. Sims, Sr.         575,742   575,247     495      251,491     33,771
Andrew V. Douglas           575,742   575,247     495      251,491     33,771
Danny R. Skates             575,742   575,247     495      251,491     33,771

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of the report.

     (10.1) Commercial Variable Rate Promissory Note between between the Company and Northwest Georgia Bank, dated September 11, 2001.

     (10.2) Commercial Security Agreement between between the Company and
            Northwest Georgia Bank, dated September 11, 2001.

     (10.3) Lease Agreement for the Company's new corporate offices.

     (11) Statement re: computation of per share earnings.

(b) During the most recent quarter, the Company has not filed a report on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN CONSUMERS, INC.
                                      (Registrant)



Date:     10/16/2001                  /s/ Michael A. Richardson
       ----------------               ------------------------------------
                                      Michael A. Richardson
                                      CHAIRMAN
                                      (Principal Executive Officer)



Date:     10/16/2001                  /s/ Paul R. Cook
       ----------------               ------------------------------------
                                      Paul R. Cook
                                      EXECUTIVE VICE PRESISENT AND
                                        TREASURER
                                      (Principal Financial Officer & Chief
                                      Accounting Officer)