Form 10-Q
period 2001-12-01
AMERICAN CONSUMERS INC
filed 2002-01-17
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 1, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at January 10, 2002
COMMON STOCK - $.10 PAR VALUE                             825,987
NON VOTING COMMON STOCK - $.00 PAR VALUE                       --
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                    --

ITEM 1. FINANCIAL STATEMENTS.

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                THIRTEEN WEEKS ENDED         TWENTY-SIX WEEK ENDED
                                            --------------------------    ---------------------------
                                            December 1,    December 2,    December 1,     December 2,
                                                2001           2000           2001            2000
                                            -----------    -----------    -----------     -----------
NET SALES                                   $ 7,250,881    $ 6,364,584    $ 14,386,117    $ 12,764,680
COST OF GOODS SOLD                            5,655,411      4,850,768      11,137,370       9,743,508
                                            -----------    -----------    ------------    ------------

Gross Margin                                  1,595,450      1,513,816       3,248,747       3,021,172
OPERATING EXPENSES                            1,738,191      1,510,532       3,464,875       3,031,544
                                            -----------    -----------    ------------    ------------

Operating Income (Loss)                        (142,741)         3,284        (216,128)        (10,372)

OTHER INCOME (EXPENSE)
  Interest income                                 5,000          7,150          10,408          13,861
  Other income                                   35,480         19,088          62,934          37,658
  Gain (loss) on sale of assets                  (1,567)            --           3,433              --
  Interest expense                              (20,999)        (6,872)        (40,096)        (12,648)
                                            -----------    -----------    ------------    ------------

Income (Loss) Before Income Tax (Benefit)      (124,827)        22,650        (179,449)         28,499
INCOME TAXES                                     11,573          6,843              --           9,492
                                            -----------    -----------    ------------    ------------

NET INCOME (LOSS)                              (136,400)        15,807        (179,449)         19,007

RETAINED EARNINGS:
  Beginning                                   1,656,003      1,695,165       1,699,105       1,691,965

  Redemption of common stock                        (29)          (192)            (82)           (192)
                                            -----------    -----------    ------------    ------------

  Ending                                    $ 1,519,574    $ 1,710,780    $  1,519,574    $  1,710,780
                                            ===========    ===========    ============    ============

PER SHARE:
  Net income (loss)                         $    (0.165)   $     0.019    $     (0.217)   $      0.023
                                            ===========    ===========    ============    ============

  Cash dividends                            $        --    $        --    $         --    $         --
                                            ===========    ===========    ============    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            826,559        831,530         826,562         834,841
                                            ===========    ===========    ============    ============

                        See Notes to Financial Statements

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS

                                                                    December 1,      June 2,
                                                                       2001           2001
                                                                   -----------    -----------
                                   --ASSETS--
CURRENT ASSETS
  Cash and short-term investments                                  $   785,911    $ 1,245,135
  Certificate of deposit                                               459,526        450,000
  Accounts receivable                                                  139,556        104,917
  Inventories                                                        2,010,096      1,894,146
  Prepaid expenses                                                      36,855         80,003
  Refundable income taxes                                                  685             --
                                                                   -----------    -----------
Total current assets                                                 3,432,629      3,774,201
                                                                   -----------    -----------

PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                               256,043        218,332
  Furniture, fixtures and equipment                                  2,867,884      2,843,230
                                                                   -----------    -----------
                                                                     3,123,927      3,061,562
  Less accumulated depreciation                                     (2,034,829)    (2,270,177)
                                                                   -----------    -----------
                                                                     1,089,098        791,385
                                                                   -----------    -----------
TOTAL ASSETS                                                       $ 4,521,727    $ 4,565,586
                                                                   ===========    ===========

                    --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                                 $   722,260    $   788,639
  Short-term borrowings                                                452,726        797,194
  Current maturities of long-term debt                                 131,958         28,688
  Current obligations under capital leases                                  --          3,195
  Accrued sales tax                                                    127,113        132,536
  Federal and state income taxes                                            --          9,422
  Other                                                                157,384        146,026
                                                                   -----------    -----------
Total current liabilities                                            1,591,441      1,905,700
                                                                   -----------    -----------

DEFERRED INCOME TAXES                                                    2,827          3,827
                                                                   -----------    -----------
OBLIGATIONS UNDER CAPITAL LEASE AGREEMENTS                             606,452        140,733
                                                                   -----------    -----------
DEFERRED INCOME                                                         30,026         43,651
                                                                   -----------    -----------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                                --             --
  Nonvoting common stock - authorized 5,000,000
    shares of no par value; no shares issued                                --             --
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 825,987 and 827,233 respectively           82,599         82,723
  Additional paid-in capital                                           688,808        689,847
  Retained earnings                                                  1,519,574      1,699,105
                                                                   -----------    -----------
Total Stockholders' Equity                                           2,290,981      2,471,675
                                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 4,521,727    $ 4,565,586
                                                                   ===========    ===========

                        See Notes to Financial Statements

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                             TWENTY-SIX WEEKS ENDED
                                                           --------------------------
                                                           December 1,    December 2,
                                                               2001           2000
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $  (179,449)   $  19,007
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                              136,974       99,329
    Deferred income taxes                                       (1,000)      (2,000)
    Deferred income                                            (13,625)     (10,597)
    Change in operating assets and liabilities:
      Accounts receivable                                      (34,639)      14,746
      Inventories                                             (115,950)      29,206
      Prepaid expenses                                          43,148       33,282
      Refundable income taxes                                     (685)          --
      Accounts payable                                         (66,379)     (89,010)
      Accrued sales tax                                         (5,423)     (10,731)
      Accrued income taxes                                      (9,422)       9,683
      Other accrued liabilities                                 11,358       40,720
                                                           -----------    ---------
Net cash provided by (used in) operating activities           (235,092)     133,635
                                                           -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in Certificate of Deposit                            (9,526)     (13,385)
  Purchase of property and equipment                          (434,687)      (2,140)
                                                           -----------    ---------
Net cash used in investing activities                         (444,213)     (15,525)
                                                           -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings            (344,468)      (8,663)
  Increase in long-term borrowing                              568,989           --
  Principal payments on obligations under capital leases        (3,195)     (43,340)
  Redemption of common stock                                    (1,245)      (2,902)
                                                           -----------    ---------
    Net cash provided by (used in) financing activities        220,081      (54,905)
                                                           -----------    ---------
Net increase (decrease) in cash                               (459,224)      63,205
Cash and cash equivalents at beginning of period             1,245,135      852,652
                                                           -----------    ---------
Cash and cash equivalents at end of period                 $   785,911    $ 915,857
                                                           ===========    =========

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

(2)  Commitments and Contingencies.

     Capital expenditures are not expected to exceed $575,000 for the year, including all expenditures needed to complete the purchase of new, updated replacements for cash registers and other equipment which were previously leased. This amount was not expected to exceed $475,000 but new cases for the Jasper location, which was purchased April, 2000, have been ordered and the company took advantage of the zero percent financing available and purchased a new vehicle to replace an older van.

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company is at the discretion of the Board of Directors, which makes its decision annually at the quarterly meeting in January. The Board voted to contribute $7,500 to the plan for both calendar years 2001 and 2000.

     None of the Company's employees are represented by a union.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                      THIRTEEN WEEK ENDED              TWENTY-SIX WEEKS ENDED
                                  December 1,       December 2,     December 1,        December 2,
                                     2001              2000            2001               2000
                                 -------------     -------------   -------------      -------------
Sales                            $  7,250,861      $  6,364,584     $ 14,386,117       $ 12,764,680
% Sales Increase                        13.93%             0.57%           12.70%              3.89%
Same stores % sales increase             2.95%               --             1.74%                --
Gross Margin %                          22.00%            23.78%           22.58%             23.67%
Operating and Administrative
Expense:
  Amount                            1,735,191         1,510,532        3,464,875          3,031,544
  % of Sales                            23.97%            23.73%           24.08%             23.75%
Net Income (Loss) before tax         (124,827)           22,650         (179,449)            28,499

The Company operated seven stores during the quarter ended December 1, 2001 and only operated six stores during the quarter ended December 2, 2000. Same store sales were up 2.95% for the quarter and 1.74% for the year to date. The opening of a Wal-Mart Supercenter in the trade area of two of the Company's stores continues to impact Company sales. The reduction in the gross margin for the periods presented is the result of the Company's maintaining low prices in an effort to fight competition. Still, the access to improved lines of generic grocery items which we are able to price more competitively versus national brands appears to have increased overall traffic in the Company's grocery stores and may have helped offset some of the impact of the Wal-Mart expansion. This access was gained as a result of the Company's switch to a different wholesaler during the last quarter of fiscal 2000. Subsequent to the end of the quarter, management is attempting to adjust the Company's mix of retail prices to increase gross margin and reduce its operating losses. Management believes that competitive pressures on the Company will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. In response to these pressures, management is seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory.

     Operating and administrative expense, as a percent of sales for the quarters presented, has remained fairly consistent.

Income Taxes:

     The provision (benefit) for income taxes for the quarters ended above do not vary significantly from the statutory rate of 34% and state rates of 5% - 6%. Taxes are recorded as a current liability in each of the periods presented. No tax benefit is reflected for the twenty-six week period because the net operating loss incurred by the Company cannot be carried back under current tax laws.

Inflation:

     Although currently not a significant factor, the Company continues to seek ways to cope with the threat of renewed inflation. To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the goods sold by the Company.

                               FINANCIAL CONDITION

Liquidity and Capital Resources:

     The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowings. Short-term borrowing to finance inventory purchases is provided by the Company's $650,000 line of credit from its lead bank, Northwest Georgia Bank, Fort Oglethorpe, Georgia. Short-term borrowings as of the end of specific quarters are presented below:

                               December 1, 2001  June 2, 2001   Decmeber 2, 2000
                               ----------------  ------------   ----------------
Michael and Diana Richardson       $ 33,014        $ 37,411         $ 56,258
Matthew Richardson                   44,712          48,330           57,164
Line of Credit-                     375,000         711,453            6,320
                                   --------        --------         --------
  Total                            $452,726        $797,194         $120,012
                                   ========        ========         ========

     Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Northwest Georgia Bank, which provides the Company with its line of credit.

Long-term Debt

     During the third quarter of fiscal 2001, the Company began a program of purchasing replacements for cash registers and other equipment which the Company previously leased as the existing leases expired. The Company arranged financing for this program with Northwest Georgia Bank in the form of a short-term note which was converted to long-term debt once the replacements were completed. The Company also financed the addition of its seventh grocery store in Jasper, Tennessee through a separate note with Northwest Georgia Bank.

Long-term debt at December 1, 2001 and June 2, 2001, consisted of the following:

                                                                               December 1,  June 2,
                                                                                  2001       2001
                                                                                --------   --------
     Note payable, Bank, secured by all inventory and machinery and equipment of the Company, due $3,576 monthly plus interest at 6.5% to
     April, 2006 (acquisition financing)                                        $154,604   $169,421

     Note payable, Bank, secured by all inventory and machinery and equipment of the Company, due $11,381 monthly plus interest at 5% to
     September, 2006 (equipment financing)                                       558,015         --

     Note payable, GMAC, secured by vehicle, due $716 monthly with interest
     at 0% to December, 2004                                                      25,791         --
                                                                                --------   --------

                                                                                 738,410    169,421
Less:  Current Portion                                                           131,958     28,688
                                                                                --------   --------
                                                                                $606,452   $140,733
                                                                                ========   ========


The following is a schedule by years of the amount of maturities of all long-term debt:

                     Year                    Amount
                     ----                  ----------
                     2002                     131,958
                     2003                     151,442
                     2004                     161,934
                     2005                     175,969
                     2006                     117,107
                                           ----------
                                           $  738,410
                                           ==========

     The ratio of current assets to current liabilities was 2.16 to 1 at the end of the latest quarter, December 1, 2001, as compared to 3.07 to 1 on December 2, 2000 and 1.98 to 1 at the end of the fiscal year ended on June 2, 2001. Cash and cash equivalents constituted 36.28% of the total current assets at December 1, 2001 as compared to 43.44% at December 2, 2000 and 44.91% at June 2, 2001.

     During the quarter ended December 1, 2001, retained earnings decreased as a result of the Company's net loss for the quarter.

Forward - Looking Statements

     Information provided by the Company, including written or oral statements made by its representatives, may contain "forward-looking information" as defined in Section 21E of the Securities Exchange Act of 1934, as amended. All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, the effects of future competition, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made on behalf of the Company, including filings with the Securities and Exchange Commission of Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy of the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company's vendors, and other issues and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


                                            AMERICAN CONSUMERS, INC.
                                            (Registrant)



Date: January 15, 2002                      /s/ Michael A. Richardson
                                            --------------------------------
                                            Michael A. Richardson
                                            CHAIRMAN
                                            (Principal Executive Officer)



Date: January 15, 2002                      /s/ Paul R. Cook
                                            --------------------------------
                                            Paul R. Cook
                                            EXECUTIVE VICE PRESISENT AND
                                              TREASURER
                                            (Principal Financial Officer & Chief
                                            Accounting Officer)