Form 10-Q
period 2002-03-02
AMERICAN CONSUMERS INC
filed 2002-04-15
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 2, 2002

     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

          Commission File No. 0-5815

                                 AMERICAN CONSUMERS, INC.
          ----------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                      Georgia                               58-1033765
          -------------------------------        -------------------------------
          (State or other jurisdiction of        (I.R.S. Employer Identification
          incorporation or organization)                      Number)

               55 Hannah Way, Rossville, GA                   30741
               ----------------------------                   -----
          (Address of principal executive offices)          (Zip Code)

          Registrant's Telephone Number, including Area Code: (706) 861-3347

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                            Outstanding at April 10, 2002
COMMON STOCK - $.10 PAR VALUE                                  825,467
NON VOTING COMMON STOCK - $.10 PAR VALUE                            --
NON VOTING PREFERRED STOCK - $.00 PAR VALUE                         --


                                      (1)

ITEM 1. FINANCIAL STATEMENTS.

                              FINANCIAL INFORMATION
                             AMERICAN CONSUMERS, INC
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                     THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                 ----------------------------      ------------------------------
                                   March 2,         March 3,         March 2,          March 3,
                                     2002             2001             2002              2001
                                 -----------      -----------      ------------      ------------
NET SALES                        $ 7,312,978      $ 6,333,731      $ 21,699,095      $ 19,098,411
COST OF GOODS SOLD                 5,630,547        4,834,430        16,767,917        14,577,938
                                 -----------      -----------      ------------      ------------

Gross Margin                       1,682,431        1,499,301         4,931,178         4,520,473
OPERATING EXPENSES                 1,761,051        1,543,384         5,225,926         4,574,929
                                 -----------      -----------      ------------      ------------

Operating Income (Loss)              (78,620)         (44,083)         (294,748)          (54,456)

OTHER INCOME (EXPENSE)
  Interest income                      5,023            7,206            15,431            21,067
  Other income                        16,731           29,192            83,098            66,851
  Interest expense                   (17,578)          (4,022)          (57,674)          (16,670)
                                 -----------      -----------      ------------      ------------

Income (Loss) Before
  Income Taxes                       (74,444)         (11,707)         (253,893)           16,792

INCOME TAXES                              --              787                --            10,279
                                 -----------      -----------      ------------      ------------

NET INCOME (LOSS)                    (74,444)         (12,494)         (253,893)            6,513

RETAINED EARNINGS:
  Beginning                        1,519,574        1,710,780         1,699,105         1,691,965

  Redemption of common stock             (20)            (301)             (102)             (493)
                                 -----------      -----------      ------------      ------------

  Ending                         $ 1,445,110      $ 1,697,985      $  1,445,110      $  1,697,985
                                 ===========      ===========      ============      ============

PER SHARE:
  Net income (loss)              $    (0.090)     $    (0.015)     $     (0.307)     $      0.008
                                 ===========      ===========      ============      ============

  Cash Dividends                 $        --      $        --      $         --      $         --
                                 ===========      ===========      ============      ============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING             826,403          834,081           826,247           833,520
                                 ===========      ===========      ============      ============

                        See Notes to Financial Statements


                                      (2)

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                            CONDENSED BALANCE SHEETS

                                                                      March 2,          June 2,
                                                                        2002             2001
                                                                    -----------      -----------
                                          --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                                   $   754,828      $ 1,245,135
  Certificate of deposit                                                464,285          450,000
  Accounts receivable                                                   128,904          104,917
  Inventories                                                         1,963,419        1,894,146
  Prepaid expenses                                                       35,849           80,003
                                                                    -----------      -----------
Total current assets                                                  3,347,285        3,774,201
                                                                    -----------      -----------

PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                                256,043          218,332
  Furniture, fixtures and equipment                                   2,979,998        2,843,230
                                                                    -----------      -----------
                                                                      3,236,041        3,061,562
  Less accumulated depreciation                                      (2,097,779)      (2,270,177)
                                                                    -----------      -----------
                                                                      1,138,262          791,385
                                                                    -----------      -----------
TOTAL ASSETS                                                        $ 4,485,547      $ 4,565,586
                                                                    ===========      ===========

                             --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                                  $   814,444      $   788,639
  Short-term borrowings                                                 432,157          797,194
  Current maturities of long-term debt                                  151,071           28,688
  Current obligations under capital leases                                   --            3,195
  Accrued sales tax                                                      96,760          132,536
  Federal and state income taxes                                             --            9,422
  Other                                                                 177,368          146,026
                                                                    -----------      -----------
Total Current Liabilities                                             1,671,800        1,905,700
                                                                    -----------      -----------

DEFERRED INCOME TAXES                                                     2,327            3,827
                                                                    -----------      -----------
LONG-TERM DEBT                                                          570,456          104,733
                                                                    -----------      -----------
DEFERRED INCOME                                                          24,727           43,651
                                                                    -----------      -----------

STOCKHOLDERS' EQUITY
  Non voting preferred stock-authorized 5,000,000
     shares of no par value; no shares issued                                --               --
  Non voting common stock-authorized 5,000,000
     shares of $.10 par value; no shares issued                              --               --
  Common stock-$.10 par value; authorized 5,000,000
     shares; shares issued of 825,687 and 827,233, respectively          82,569           82,723
  Additional paid-in capital                                            688,558          689,847
  Retained earnings                                                   1,445,110        1,699,105
                                                                    -----------      -----------
                                                                      2,216,237        2,471,675
                                                                    -----------      -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 4,485,547      $ 4,565,586
                                                                    ===========      ===========

                        See Notes to Financial Statements


                                      (3)

                              FINANCIAL INFORMATION
                             AMERICAN CONSUMERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 THIRTY-NINE WEEKS ENDED
                                                               --------------------------
                                                                 March 2,        March 3,
                                                                   2002            2001
                                                               -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $  (253,893)     $  (6,513)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                 218,120        152,274
     Deferred income taxes                                          (1,500)        (3,000)
     Deferred income                                               (18,924)       (15,896)
     Gain on sale of property and equipment                         (3,433)        (8,380)
     Change in operating assets and liabilities:
       Accounts receivable                                         (23,987)        29,277
       Inventories                                                 (69,273)       (32,877)
       Prepaid expenses                                             46,858         27,279
       Accounts payable                                            (25,805)       (77,418)
       Accrued sale tax                                             35,776        (33,413)
       Other                                                       (24,624)        31,647
                                                               -----------      ---------
Net cash provided by (used in) operating activities               (120,685)        62,980
                                                               -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of certificate of deposit                              (464,285)      (448,272)
  Proceeds from maturity of certificate of deposit                 450,000        434,887
  Purchase of property and equipment                              (541,099)       171,996
  Proceeds from disposal of equipment                                3,433          8,380
                                                               -----------      ---------
Net cash used in investing activities                             (551,951)      (177,001)
                                                               -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in short-term borrowings              (365,037)       304,240
    Proceeds from long-term borrowings                             627,013             --
    Principal payments on long-term debt                           (74,907)            --
    Principal payments on obligations under capital leases          (3,195)       (58,803)
    Redemption of common stock                                      (1,545)        (7,466)
                                                               -----------      ---------
        Net cash provided by financing activities                  182,329        237,971
                                                               -----------      ---------
Net increase (decrease) in cash                                   (490,307)       123,950
Cash and cash equivalents at beginning of period                 1,245,135        852,652
                                                               -----------      ---------
Cash and cash equivalents at end of period                     $   754,828      $ 976,602
                                                               ===========      =========

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

(2)  Commitments and Contingencies.

     Capital expenditures are not expected to exceed $575,000 for the year, including all expenditures needed to complete the purchase of new, updated replacements for cash registers and other equipment which were previously leased. This amount has been increased from the Company's initial projection of $475,000 due to (i) the Company's decision to purchase new cases for the Jasper location, which was acquired in April, 2001, and (ii) the Company's decision to accelerate the purchase of a new vehicle to replace an older van in order to take advantage of available zero percent financing.

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


                                      (5)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                     THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                 ---------------------------       -----------------------------
                                  March 2,         March 3,          March 2,          March 3,
                                    2002             2001              2002              2001
                                 ----------       ----------       -----------       -----------
Sales                            $7,312,978       $6,333,731       $21,699,095       $19,098,411
% Sales Increase (Decrease)           15.46%           (0.03%)           13.62%             1.48%
Same stores % sales increase           4.67%              --              2.71%               --
Gross Margin %                        23.01%           23.67%            22.73%            23.67%
Operating and Administrative
  Expense:
  Amount                         $1,761,051       $1,543,384       $ 5,225,926       $ 4,574,929
  % of Sales                          24.08%           24.37%            24.08%            23.95%
Net Income (Loss) before
  income taxes                   $  (74,444)      $  (12,494)      $  (253,893)      $     6,513

     The Company operated seven stores during the quarter ended March 2, 2002 and only operated six stores during the quarter ended March 3, 2001. Same store sales were up 4.67% for the quarter and 2.71% for the year to date. Competitors opening in the Company's trade area continue to impact Company sales. The reduction in the gross margin for the periods presented is the result of the Company's maintaining low prices in an effort to fight competition. During the quarter ended March 2, 2002, management adjusted the Company's mix of retail prices to increase gross margin and reduce its operating loss. These adjustments, many of which did not go into effect until the second month of the quarter, are expected to produce more favorable results during the current quarter if the Company is able to maintain the increased prices on selected items without an adverse effect on overall traffic in the Company's stores.

     Management believes that competitive pressures on the Company will continue to increase over time as a result of competitors opening new stores in the Company's trade area. In response to these pressures, management also is seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory. This effort was aided by the switch to a different wholesaler during the last quarter of fiscal 2000, which provided access to improved lines of generic grocery items that we are able to price more competitively versus national brands.

     Operating and administrative expense, as a percent of sales for the quarters presented, has remained fairly consistent.

Income Taxes:

     The provision (benefit) for income taxes for the quarters ended above do not vary significantly from the statutory rate of 34% and state rates of 5% - 6%. No tax benefit is reflected for the thirty-nine week period because the net operating loss incurred by the Company cannot be carried back under current tax laws.

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


                                      (6)

                               FINANCIAL CONDITION

Liquidity and Capital Resources:

     The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowings. Short-term borrowing to finance inventory purchases is provided by the Company's $650,000 line of credit from its lead bank, Northwest Georgia Bank, Fort Oglethorpe, Georgia. Short-term borrowings as of the end of specific quarters are presented below:

                                               3/02/02      6/2/01       3/3/01
                                              --------     --------     --------
     Michael and Diana Richardson             $ 24,448     $ 37,411     $ 52,732
     Matthew Richardson                         42,709       48,330       52,416
     Line of Credit                            365,000      711,453      327,767
                                              --------     --------     --------
         Total                                $432,157     $797,194     $432,915
                                              ========     ========     ========

     Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Northwest Georgia Bank which provides the Company with its line of credit.

Long-Term Debt:

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

Long-term debt at March 2, 2002 and June 2, 2001, consisted of the following:

                                                                         March 2,      June 2,
                                                                          2002          2001
                                                                        ----------    --------
          Note payable, Bank, secured by all inventory and machinery and equipment of the Company, due $3,576 monthly plus
          interest at 6.5% to April, 2006                                $146,288     $169,421

          Note payable, Bank, secured by all inventory and machinery and equipment of the Company, due $11,381 monthly plus
          interest at 6.5% to September, 2006                             530,839           --

          Notes payable, GMAC, secured by vehicles, due $716
          monthly through December, 2004                                   44,400           --
                                                                         --------     --------
                                                                          721,527      169,421
          Less: Current Portion                                           151,071       28,688
                                                                         --------     --------
                                                                         $570,456     $140,733
                                                                         ========     ========

The following is a schedule by years of the amount of maturities of all long-term debt:

               Year                               Amount
               ----                             --------
               2002                             $151,071
               2003                              142,443
               2004                              152,935
               2005                              166,970
               2006                              108,108
                                                --------
                                                $721,527
                                                ========


                                      (7)

     The ratio of current assets to current liabilities was 2.00 to 1 at the end of the latest quarter, March 2, 2002, as compared to 2.52 to 1 on March 3, 2001 and 1.98 to 1 at the end of the fiscal year ended on June 2, 2001. Cash and cash equivalents constituted 36.42% of the total current assets at March 2, 2002 as compared to 43.78% at March 3, 2001 and 44.91% at June 2, 2001.

     During the quarter ended March 2, 2002 retained earnings decreased as a result of the Company's net loss for the quarter.

Forward - Looking Statements

     Information provided by the Company, including written or oral statements made by its representatives, may contain "forward-looking information" as defined in Section 21E of the Securities Exchange Act of 1934, as amended. All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, the effects of future competition, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy of the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company's vendors, and other issues and uncertainties detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. We believe that our present exposure to market risk relating to interest rate risk is not material. The Company does not maintain any interest rate hedging arrangements. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.


                                      (8)

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


                                        AMERICAN CONSUMERS, INC.
                                        (Registrant)


          Date: 4/12/02                 /s/ Michael A. Richardson
                -------                 ----------------------------------------
                                        Michael A. Richardson
                                        CHAIRMAN
                                        (Principal Executive Officer)


          Date: 4/12/02                 /s/ Paul R. Cook
                -------                 ----------------------------------------
                                        Paul R. Cook
                                        EXECUTIVE VICE PRESIDENT AND TREASURER
                                        (Principal Financial Officer & Chief
                                        Accounting Officer)


                                      (10)