Form 10-K
period 2002-06-01
AMERICAN CONSUMERS INC
filed 2002-08-29
CIK 4811

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark  One)

[ X ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
          OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934  [FEE  REQUIRED]

For  the  Fiscal  Year  ended  June  1,  2002

                                       OR

[   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
          SECURITIES  EXCHANGE  ACT  OF  1934  [NO  FEE  REQUIRED]

For  the  transition  period  from  _______  to  _________

Commission  File  No.  0-5815


                            AMERICAN CONSUMERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Georgia                              58-1033765
--------------------------------------  ----------------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification
    of  incorporation  or                 Number)
    organization)



    55  Hannah  Way,  Rossville,  GA                           30741
--------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                (Zip  Code)


Registrant's  Telephone  Number,  including  Area  Code:  (706)  861-3347
                                                          ---------------


Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                          Common Stock, $0.10 par value
              -----------------------------------------------------
                                (Title of Class)

                         Exhibit Index Begins on Page 10

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
    ---       ---

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

As of August 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $212,193. (Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by available bid price information.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

822,607 shares of Common Stock, $0.10 par value, as of August 15, 2002.

List hereunder the following documents, if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

(1) specified portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 1, 2002, incorporated by reference into Part II of this report on Form 10-K.

(2) specified portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission for the Registrant's Annual Meeting of Shareholders to be held September 26, 2002, incorporated by reference into
Part III of this report on Form 10-K.

                                     PART I
                                     ------

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

     During the fiscal year ended June 1, 2002, the Company's major supplier of staple groceries was Mitchell Grocery Corporation ("MITCHELL"), with its principal corporate offices in Albertville, Alabama. For the fiscal year ended June 1, 2002, approximately 82% of the Company's total inventory purchases of $22,476,894 were made from Mitchell.

     Various local suppliers within the geographical area served by the Company's supermarkets provide the Company with certain perishable items, including produce, and account for approximately 18% of the Company's total inventory purchases. The Company believes that there are other adequate and convenient sources of groceries, including several area and local suppliers, which could meet its needs. Accordingly, while the Company has elected to purchase the majority of its inventory from Mitchell for reasons of cost, the Company is not dependent upon any particular supplier for its requirements of groceries.

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

     Management believes that, in recent periods, entry into the Company's trade area by Winn Dixie, Save-A-Lot and United Grocery Outlets, and further expansion in the area by Food Lion and Wal-Mart in addition to the presence of Ingle's and Bi-Lo, have created a situation of ongoing price competition and increasingly expensive advertising and promotional activities which place an operation the size of the Company at a significant competitive disadvantage. These developments have resulted in increased pressure on the Company's market share, sales and profits during fiscal 2002, the effects of which continue to threaten the profitability of the Company. The Company began an effort in the third quarter of fiscal year 1998 to increase gross margin by increasing retail prices on certain items, to the extent permitted by competition. The success of this effort and a switch of our major inventory supplier in the last quarter of fiscal 2000 resulted in an increase in gross margin from 2000 to 2001. However, gross margin decreased for fiscal year 2002 due in part to the periodic use of more aggressive pricing strategies in an effort to compete with larger discount grocery chains and expand sales at all locations.

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

     The Company employs approximately 91 full-time employees and approximately 154 part-time and seasonal employees.

     The Company believes it is in compliance with all federal, state and local laws relating to environmental protection. No capital expenditures for equipment relating to environmental protection are presently anticipated.

     The Company is engaged in a single line of business; namely, the retail, self-service grocery business which is not divisible into separate segments.
The following table sets forth information for the last three (3) fiscal years as to the total sales and revenue of the Company contributed by each class of products which contributed a significant percentage of the total retail sales and revenues of the Company in the last three (3) fiscal years. Fiscal 2002 and 2001 consisted of 52 weeks, while fiscal 2000 consisted of 53 weeks.

                   2002         2001         2000
                -----------  -----------  -----------
Meat            $ 7,813,427  $ 6,620,866  $ 6,235,625
Produce           2,145,545    1,858,916    1,823,746
Grocery & Non-
Food Items       18,941,456   17,154,770   17,559,192

ITEM  2.  PROPERTIES

     The executive offices of the Company are located in a 4,000 square-foot office building on Hannah Way, just off Battlefield Parkway in Rossville, Georgia, which the Company holds under a lease for a term of five years, expiring in September, 2006.

     The Company's supermarkets are located in Ringgold, LaFayette, Chatsworth, and Chickamauga, Georgia; Stevenson, Alabama; and Dayton and Jasper, Tennessee. All of the seven locations are leased from unaffiliated landlords. Summary information concerning these leases is presented below:

                 Square      Current Lease        Renewal
Location         Footage         Term             Options
---------------  -------  -------------------  -------------
Ringgold, GA      14,400  12/01/97 - 11/30/02  1-5 yr. terms
LaFayette, GA     20,500  01/01/02 - 01/31/07  2-5 yr. terms
Chatsworth, GA    24,360  04/29/88 - 04/28/03  3-5 yr. terms
Chickamauga, GA   13,840  01/01/96 - 12/31/04  2-5 yr. terms
Stevenson, AL     23,860  06/01/94 - 05/31/04  2-5 yr. terms
Dayton, TN        23,004  08/01/92 - 07/31/02  2-5 yr. terms
Jasper, TN        25,000  04/28/01 - 04/30/06  3-5 yr. terms
                 -------
                 144,964
                 =======

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                    EXECUTIVE  OFFICERS  OF  THE  COMPANY

     The Company's Board of Directors appoints the Company's Executive Officers for a term of one year. The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company's Executive Officers are set forth in the following table:

Name and Year                Office(s) Presently
First Elected as          Held, Business Experience
Executive Officer         and Certain Directorships     Age
---------------------  -------------------------------  ---

Michael A. Richardson  Chairman of the Board of          56
1977                   Directors, President, Chief
                       Executive Officer, member of
                       the Executive Committee of
                       the Board of Directors.

Virgil Bishop          Vice-President, Director,         63
1974                   member of the Executive
                       Committee of the Board
                       of Directors.

Paul R. Cook           Executive Vice-President,         52
1987                   Treasurer, Chief Financial
                       Officer, Director, member of
                       the Executive Committee of
                       the Board of Directors.
                       Director of Capital Bank,
                       Fort Oglethorpe, Georgia
                       since May 1993.

James E. Floyd         Vice-President, member of         58
1991                   the Executive Committee
                       (ex-officio).  From 1966 to
                                   1991, Mr. Floyd was
                       Grocery Supervisor for
                       the Company.

Reba S. Southern       Secretary, member of the          49
1991                   Executive Committee (ex-
                       officio).  From 1972 to 1991,
                       Mrs. Southern was Administra-
                       tive Assistant for the Company.

                                    PART II
                                   ---------

ITEM  5.     MARKET  FOR  THE  COMPANY'S  COMMON  STOCK  AND RELATED STOCKHOLDER
             MATTERS

The information required by this Item is incorporated herein by reference to page 4 of the Company's Annual Report to security holders for the fiscal year ended June 1, 2002.

ITEM  6.     SELECTED  FINANCIAL  DATA

The information required by this Item is incorporated herein by reference to page 3 of the Company's Annual Report to security holders for the fiscal year ended June 1, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 5 through 8 of the Company's Annual Report to security holders for the fiscal year ended June 1, 2002.

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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The information required by this Item is incorporated herein by reference to pages 9 through 20 of the Company's Annual Report to security holders for the fiscal year ended June 1, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

Information concerning the Company's Executive Officers is set forth in Part I of this report on Form 10-K under the caption "Executive Officers of the Company." The remaining information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 26, 2002, under the headings "INFORMATION ABOUT NOMINEES FOR DIRECTOR" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM  11.     EXECUTIVE  COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 26, 2002, under the headings "DIRECTORS' FEES AND ATTENDANCE," "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 26, 2002, under the headings "PRINCIPAL SHAREHOLDERS" and "INFORMATION ABOUT NOMINEES FOR DIRECTOR."


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 26, 2002, under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" AND "CERTAIN TRANSACTIONS."

                                    PART IV
                                    -------

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   The following Financial Statements included in the Company's 2002
          Annual Report to the security holders
          for the fiscal year ended June 1, 2002, are incorporated by reference in Item 8 hereof:

          -    Report of Independent Accountants

          -    Balance Sheets - June 1, 2002 and June 2, 2001

          - Statements of Income and Retained Earnings - Fiscal Years Ended June 1, 2002; June 2, 2001 and June 3, 2000

          - Statements of Cash Flows - Fiscal Years Ended June 1, 2002; June 2, 2001 and June 3, 2000

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

     3. The following exhibits are either incorporated by reference or attached to and made a part of this report:

     Exhibit 3             Articles of Incorporation and By-Laws.

     Exhibit 10.1          Lease for the Company's Ringgold, Georgia location.

     Exhibit 10.2 Lease Agreement for the Company's LaFayette, Georgia location.

     Exhibit 10.3 Lease Agreement for the Company's Chatsworth, Georgia location.

     Exhibit 10.4          Lease Agreement for the Company's Chickamauga,
                           Georgia location.

     Exhibit 10.5 Renewal Lease Agreement for the Company's Stevenson, Alabama location.

     Exhibit 10.6 Lease Agreement for the Company's Dayton, Tennessee location.

     Exhibit 10.7          Lease Agreement for the Company's Executive Offices.

     Exhibit 10.8 Lease Agreement for the Company's Jasper, Tennessee location.

     Exhibit 10.9 Commercial Variable Rate Promissory Note between the Company and Northwest Georgia Bank, dated April 30, 2001.

     Exhibit 10.10 Commercial Security Agreement between the Company and Northwest Georgia Bank, dated June 1, 2001.

     Exhibit 10.11 Assignment of Deposit Account between the Company and Northwest Georgia Bank, dated June 1, 2001.

     Exhibit 10.12 Commercial Variable Rate Promissory Note between the Company and Northwest Georgia Bank, dated September 11, 2001.

     Exhibit 10.13 Commercial Security Agreement between the Company and Northwest Georgia Bank, dated September 11, 2001.

     Exhibit 10.14 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated June 1, 2002.

     Exhibit 13 Annual Report to Shareholders for the Fiscal Year ended June 1, 2002.

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

                              AMERICAN  CONSUMERS,  INC.

Date:  August  19,  2002      By:  s/ Michael  A.  Richardson
                                  ---------------------------
                                  Michael  A.  Richardson
                                  Chairman  of  the  Board,
                                  President  and  Chief
                                  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                         TITLE                    DATE
     ---------                         -----                    ----


s/Michael  A.  Richardson     Chairman  of  the  Board,     August  19,  2002
-------------------------     President  and  Chief
Michael  A.  Richardson       Executive  Officer

s/Paul  R.  Cook              Executive  Vice-              August  19,  2002
-------------------------     President,  Chief
Paul  R.  Cook                Financial  Officer,
                              Treasurer  (Chief
                              Accounting Officer) and
                              Director

s/Virgil  E.  Bishop          Vice-President  and           August  27,  2002
-------------------------     Director
Virgil  E.  Bishop

s/Danny  R.  Skates           Director                      August  27,  2002
-------------------------
Danny  R.  Skates

s/Thomas  L.  Richardson      Director                      August  19,  2002
-------------------------
Thomas  L.  Richardson

s/Jerome  P.  Sims            Director                      August  27,  2002
-------------------------
Jerome  P.  Sims,  Sr.

s/Andrew  V.  Douglas         Director                      August  19,  2002
-------------------------
Andrew V. Douglas

                                  EXHIBIT INDEX

     Exhibit 3                Articles of Incorporation and By-Laws.
                              Incorporated by reference to Exhibit 3 to Form 10-K for the year ended May 29, 1993.

     Exhibit 10.1 Lease for the Company's Ringgold, Georgia location. Incorporated by reference to Exhibit 10(e) to Form 10-K for the year ended May 29, 1993.

     Exhibit 10.2 Lease Agreement for the Company's LaFayette, Georgia location. Incorporated by reference to
                              Exhibit 10(f) to Form 10-K for the year ended May 29, 1993.

     Exhibit 10.3 Lease Agreement for the Company's Chatsworth, Georgia location. Incorporated by reference to
                              Exhibit 10(g) to Form 10-K for the year ended May 29, 1993.

     Exhibit 10.4 Lease Agreement for the Company's Chickamauga, Georgia location. Incorporated by reference to
                              Exhibit 10(h) to Form 10-K for the year ended May 29, 1993.

     Exhibit 10.5 Renewal Lease Agreement for the Company's Stevenson, Alabama location. Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended May 28, 1994.

     Exhibit 10.6 Lease Agreement for the Company's Dayton, Tennessee location. Incorporated by referenced to
                              Exhibit 10(j) to Form 10-K for the year ended May 29, 1993.

     Exhibit 10.7 Lease Agreement for the Company's Executive Offices. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended September 1, 2001.

     Exhibit 10.8 Lease Agreement for the Company's Jasper, Tennessee location. Incorporated by reference to
                              Exhibit 10.19 to Form 10-K for the year ended June 2, 2001.

     Exhibit 10.9 Commercial Variable Rate Promissory Note between the Company and Northwest Georgia Bank, dated April 30, 2001. Incorporated by reference to
                              Exhibit 10.20 to Form 10-K for the year ended June 2, 2001.

     Exhibit 10.10 Commercial Security Agreement between the Company and Northwest Georgia Bank, dated June 1, 2001. Incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended June 2, 2001.

     Exhibit 10.11 Assignment of Deposit Account between the Company and Northwest Georgia Bank, dated June 1, 2001. Incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended June 2, 2001.

     Exhibit 10.12 Commercial Variable Rate Promissory Note between the Company and Northwest Georgia Bank, dated September 11, 2001. Incorporated by reference to
                              Exhibit 10.1 to Form 10-Q for the quarterly period ended September 1, 2001.

     Exhibit 10.13 Commercial Security Agreement between the Company and Northwest Georgia Bank, dated September 11, 2001. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 1, 2001.

     Exhibit 10.14 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated June 1, 2002. Filed herewith.

     Exhibit 13 Annual Report to Shareholders for the Fiscal Year ended June 1, 2002. Filed herewith.

     Exhibit  23              Consent  of  Hazlett,  Lewis  &  Bieter,  PLLC.
                              Filed  herewith.