Form 10-Q
period 2002-08-31
AMERICAN CONSUMERS INC
filed 2002-10-15
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

          Commission File No. 0-5815

                            AMERICAN CONSUMERS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

              GEORGIA                                      58-1033765
              -------                                      ----------
   (State or other jurisdiction of              (I.R.S. Employer Identification
    Incorporation or organization)                           Number)


                    55 Hannah Way,  Rossville,  GA        30741
                    --------------------------------------------
            (Address of principal executive offices)    (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at October 10, 2002

COMMON STOCK - $.10 PAR VALUE                              817,987
NON VOTING COMMON STOCK - $.10 PAR VALUE                      -
NON VOTING PREFERRED STOCK - NO PAR VALUE                     -

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     FINANCIAL INFORMATION
                    AMERICAN CONSUMERS, INC.
     CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                      THIRTEEN WEEKS ENDED
                                  ----------------------------
                                   August 31,    September 1,
                                      2002           2001
                                  ------------  --------------
NET SALES                         $ 7,315,993   $   7,135,256
COST OF GOODS SOLD                  5,600,649       5,481,959
                                  ------------  --------------

Gross Margin                        1,715,344       1,653,297
OPERATING EXPENSES                  1,757,060       1,726,684
                                  ------------  --------------

Operating Loss                        (41,716)        (73,387)

OTHER INCOME (EXPENSE)
  Interest income                       4,310           5,408
  Other income                         22,626          27,454
  Gain on sale of assets                    -           5,000
  Interest expense                    (15,051)        (19,097)
                                  ------------  --------------

Loss Before Income Tax (Benefit)      (29,831)        (54,622)

INCOME TAXES (BENEFIT)                      -         (11,573)
                                  ------------  --------------

NET LOSS                              (29,831)        (43,049)

RETAINED EARNINGS:
  Beginning                         1,471,997       1,699,105

  Redemption of common stock              (29)            (53)
                                  ------------  --------------

  Ending                          $ 1,442,137   $   1,656,003
                                  ============  ==============

PER SHARE:
  Net loss                        $    (0.036)  $      (0.052)
                                  ============  ==============

  Cash dividends                  $     0.000   $       0.000
                                  ============  ==============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING              $   822,837   $     827,131
                                  ============  ==============

                        See Notes to Financial Statements

                                   FINANCIAL INFORMATION
                                 AMERICAN CONSUMERS, INC.
                                 CONDENSED BALANCE SHEETS


                                                                 August 31,     June 1,
                                                                    2002          2002
                                                                ------------  ------------
                                  --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                               $   646,221   $   743,370
  Certificate of deposit                                            450,000       450,000
  Accounts receivable                                               107,290       108,756
  Inventories                                                     1,988,697     2,001,339
  Prepaid expenses                                                   91,632        40,657
  Refundable income taxes                                            43,891        43,891
                                                                ------------  ------------
Total current assets                                              3,327,731     3,388,013
                                                                ------------  ------------

PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                            258,122       258,122
  Furniture, fixtures and equipment                               2,960,827     2,959,273
                                                                ------------  ------------
                                                                  3,218,949     3,217,395
  Less accumulated depreciation                                  (2,208,521)   (2,136,594)
                                                                ------------  ------------
                                                                  1,010,428     1,080,801
                                                                ------------  ------------
TOTAL ASSETS                                                    $ 4,338,159   $ 4,468,814
                                                                ============  ============

                      --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                              $   769,422   $   801,407
  Short-term borrowings                                             401,038       410,323
  Current maturities of long-term debt                              123,614       131,451
  Accrued sales tax                                                  94,519       138,948
  Federal and state income taxes                                      4,630         4,000
  Other                                                             200,395       169,743
                                                                ------------  ------------
Total current liabilities                                         1,593,618     1,655,872
                                                                ------------  ------------

LONG-TERM DEBT                                                      516,872       549,703
                                                                ------------  ------------
DEFERRED INCOME                                                      17,281        22,580
                                                                ------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    Shares of no par value; no shares issued                              -             -
  Nonvoting common stock - authorized 5,000,000
    Shares of $.10 par value; no shares issued                            -             -
  Common stock - $.10 par value; authorized 5,000,000
    Shares; shares issued of 822,607 and 823,047, respectively       82,261        82,305
  Additional paid-in capital                                        685,990       686,357
  Retained earnings                                               1,442,137     1,471,997
                                                                ------------  ------------
Total Stockholders' Equity                                        2,210,388     2,240,659
                                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 4,338,159   $ 4,468,814
                                                                ============  ============

                        See Notes to Financial Statements

                                    FINANCIAL INFORMATION
                                   AMERICAN CONSUMERS, INC.
                              CONDENSED STATEMENTS OF CASH FLOWS

                                                              THIRTEEN WEEKS ENDED
                                                          ----------------------------
                                                           August 31,    September 1,
                                                              2002           2001
                                                          ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $   (29,831)  $     (43,049)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                              72,812          66,195
    Deferred income taxes                                           -          (1,000)
    Deferred income                                            (5,298)         (5,298)
    Change in operating assets and liabilities:
      Accounts receivable                                       1,466          14,226
      Inventories                                              12,642         (15,924)
      Prepaid expenses                                        (50,975)         10,681
      Refundable income taxes                                       -          (6,354)
      Accounts payable                                        (31,985)         56,279
      Accrued sales tax                                       (44,429)        (10,650)
      Accrued income taxes                                        630          (9,422)
      Other accrued liabilities                                30,652          33,287
                                                          ------------  --------------
Net cash provided by (used in) operating activities           (44,316)         88,971
                                                          ------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in certificate of deposit                                -           4,764
  Purchase of property and equipment                           (2,836)       (272,840)
  Proceeds from disposal of property and equipment                  -           5,000
                                                          ------------  --------------
Net cash used in investing activities                          (2,836)       (263,076)
                                                          ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in short-term borrowings                        (9,285)       (313,067)
  Net increase (decrease) in long-term borrowing              (40,668)        468,539
  Principal payments on obligations under capital leases            -          (3,195)
  Redemption of common stock                                      (44)           (804)
                                                          ------------  --------------
    Net cash provided by (used in) financing activities       (49,997)        151,473
                                                          ------------  --------------
Net decrease in cash                                          (97,149)        (22,632)
Cash and cash equivalents at beginning of period            1,193,370       1,245,135
                                                          ------------  --------------
Cash and cash equivalents at end of period                $ 1,096,221   $   1,222,503
                                                          ============  ==============

                        See Notes to Financial Statements

                            AMERICAN CONSUMERS, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1)  Basis of Presentation.

     The financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the industry.

     The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Company's 2002 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.


(2)  Commitments and Contingencies.

     Capital expenditures are not expected to exceed $200,000 for the fiscal year.

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company is at the discretion of the Board of Directors, which makes its decision annually at the quarterly meeting in January. The Board voted to contribute $7,500 to the plan for both calendar year 2002 and 2001.

     None of the Company's employees are represented by a union.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS

                                                     THIRTEEN WEEKS ENDED
                                                 ----------------------------
                                                  August 31,    September 1,
                                                     2002           2001
                                                 ------------  --------------
Sales                                            $ 7,315,993   $   7,135,256
% Sales Increase                                        2.53%          11.49%
Gross Margin %                                         23.45%          23.17%
Operating and Administrative
  Expense:
  Amount                                           1,757,060       1,726,684
  % of Sales                                           24.02%          24.20%
Net (Loss)                                           (29,831)        (43,049)


     The Company realized a net loss during the quarter ended August 31, 2002, of $29,831 compared to a net loss of $43,049 for the quarter ended September 1, 2001. The reduced loss for the first quarter of fiscal 2003 as compared to the prior year period was primarily due to increased sales and a small decrease in operating and administrative expense as a percentage of sales from the quarter ended September 1, 2001. Gross margins improved slightly due in part to ongoing efforts by management to strategically adjust the Company's mix of retail prices. Management believes the slower growth in sales of 2.53% for the quarter ended August 31, 2002 is primarily attributable to direct competition in the Company's trade area. A significant portion of the 11.49% increase in sales for the quarter ended September 1, 2001 was due to sales generated by the addition of the Company's seventh retail store in Jasper, Tennessee, which was purchased in April 2001. Pressure from competition on the Company's market share, sales and profits during the past quarter continued to be a major factor impacting the ability of the Company to make a profit. Management believes that competitive pressures on the Company, which have been threatening the profitability of the Company, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. In response to these developments, management continuously seeks to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory and by periodically implementing strategic adjustments in the Company's overall mix of retail prices.

     Operating and administrative expense as a percent of sales for the quarter ended August 31, 2002 decreased slightly to 24.02% compared to 24.20% for the quarter ended September 1, 2001. This slight decrease was due in part to the integration of the operations at the Company's Jasper store.

Income Taxes:

     At the end of its latest fiscal year, June 1, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of $45,000 and $221,000, respectively. Due to the loss incurred for the current quarter, no tax benefit has been reported in the financial statements for the period.

Inflation:

     Although currently not a significant factor, the Company continues to seek ways to cope with the threat of renewed inflation. To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the goods sold by the Company.

FINANCIAL CONDITION

Liquidity and Capital Resources:

     The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowings. Short-term borrowing to finance inventory purchases is provided by the Company's $600,000 line of credit from its lead bank, Northwest Georgia Bank, Fort Oglethorpe, Georgia. Short-term borrowings at the end of specific quarters are presented below:

                                         8/31/02        6/1/02        9/1/01
                                         -------        ------        ------
Michael and Diana Richardson           $   23,895     $   23,626   $   38,027
Matthew Richardson                         37,143         41,697       46,100
Line of Credit                            340,000        345,000      400,000
                                       ----------     ----------   ----------
  Total                                $  401,038     $  410,323   $  484,127
                                       ==========     ==========   ==========

     Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Northwest Georgia Bank, which provides the Company with its line of credit.

Long- Term Debt:

     At August 31, 2002, long-term debt consisted of a note payable to Northwest Georgia Bank of $129,254 that was incurred in April 2001 to finance the addition of the Company's seventh grocery store in Jasper, Tennessee, and a note payable to Northwest Georgia Bank of $474,667 to finance cash registers and peripheral equipment. In addition, two vehicles were purchased and financed through GMAC with a balance due at August 31, 2002, of $36,565.

     Long-term debt at August 31, 2002, June 1, 2002 and September 1, 2001, consisted of the following:

                                                        8/31/02    6/1/02   9/1/01
                                                        --------  --------  -------
     Note payable, Bank, secured by all inventory and
     machinery and equipment of the Company, due
     $3,576 monthly plus interest at 6.25% to April,
     2006                                               $129,254  $137,850  $169,421

     Note payable, Bank, secured by all inventory and
     machinery and equipment of the Company, due
     $11,381 monthly plus interest at 6.25% to
     September, 2006                                     474,667   502,822         -

     Vehicle installment loans; due in monthly
     installments of $1,305, through December 2004;
     collateralized by automobiles                        36,565    40,482         -
                                                        --------  --------  --------
                                                         640,486  $681,154  $169,421
     Less current maturities                             123,614   131,451    28,688
                                                        --------  --------  --------
                                                         516,872  $549,703  $140,733
                                                        ========  ========  ========

     The following is a schedule by years of the amount of maturities of all long-term debt:

                                Year                        Amount
                                ----                        ------
                                2003                     $  123,614
                                2004                        150,104
                                2005                        153,203
                                2006                        153,609
                                2007                         59,956


     The ratio of current assets to current liabilities was 2.09 to 1 at the end of the latest quarter, August 31, 2002 compared to 2.14 to 1 on September 1, 2001 and 2.05 to 1 at the end of the fiscal year ended on June 1, 2002. Cash and cash equivalents constituted 32.94% of the total current assets at August 31, 2002, as compared to 44.68% at September 1, 2001 and 35.22% at June 1, 2002.

     During the quarter ended August 31, 2002 retained earnings decreased as a result of the Company's net loss for the quarter.

Forward - Looking Statements
----------------------------

     Information provided by the Company, including written or oral statements made by its representatives, may contain "forward-looking information" as defined in Section 21E of the Securities Exchange Act of 1934, as amended. All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, the effects of future competition, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made by or on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, the effects of ongoing price competition from competitors with greater financial resources than those of the Company, changes in consumer spending, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company's vendors, and other issues and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.


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

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of disclosure controls and procedures.  As of a date (the
     ------------------------------------------------
"Evaluation Date") within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

(b)  Changes in internal controls.  There were no significant changes in the
     ----------------------------
Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     The Company held its Annual Meeting of Shareholders on September 26, 2002, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 2003. Proxies were solicited by management in favor of seven nominees, with no solicitation in opposition to management's nominees. All of such nominees were elected, with the number of votes cast for, against, or withheld as well as the number of broker non votes and abstentions as to each nominee having been as follows:

                        TOTAL    VOTES    VOTES             BROKER
                       SHARES    CAST     CAST     VOTES     NON
NOMINEE                 VOTED     FOR    AGAINST  WITHHELD  VOTES
---------------------  -------  -------  -------  --------  ------
Michael A. Richardson  567,392  566,951      441   255,215  33,796
Paul R. Cook           567,392  566,951      441   255,215  33,796
Virgil E. Bishop       567,392  566,951      441   255,215  33,796
Thomas L. Richardson   567,392  566,951      441   255,215  33,796
Jerome P. Sims, Sr.    567,392  566,951      441   255,215  33,796
Andrew V. Douglas      567,392  566,951      441   255,215  33,796
Danny R. Skates        567,392  566,951      441   255,215  33,796


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as a part of the report.

          (11)  Statement re: computation of per share earnings.

     (b) During the most recent quarter, the Company filed a report on Form 8-K on August 29, 2002, to furnish copies for purposes of Regulation FD of the certifications of the Chief Executive Officer and Chief Financial Officer provided in connection with the Company's Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMERICAN CONSUMERS, INC.
                                     (Registrant)



Date:  October 15, 2002              /s/ Michael A. Richardson
       ----------------              --------------------------
                                     Michael A. Richardson
                                     CHAIRMAN
                                     (Principal Executive Officer)



Date:  October 15, 2002              /s/ Paul R. Cook
       ----------------              ------------------
                                     Paul R. Cook
                                     EXECUTIVE VICE PRESIDENT AND
                                       TREASURER
                                     (Principal Financial Officer & Chief
                                     Accounting Officer)


                                 CERTIFICATIONS

     I, Michael A. Richardson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Consumers, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002        /s/ Michael A. Richardson
      ----------------        --------------------------------------------------
                              Michael A. Richardson, Principal Executive Officer


     I, Paul R. Cook, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Consumers, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002         /s/ Paul R. Cook
      ----------------         -------------------------------------------------
                               Paul R. Cook, Principal Financial Officer & Chief
                               Accounting Officer