Form 10-Q
period 2002-11-30
AMERICAN CONSUMERS INC
filed 2003-01-14
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )


Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   YES ( )  NO (X)


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at January 10, 2003

COMMON STOCK - $.10 PAR VALUE                                817,767
NON VOTING COMMON STOCK - $.10 PAR VALUE                          -
NON VOTING PREFERRED STOCK - NO PAR VALUE                         -

                                      FINANCIAL INFORMATION
                                     AMERICAN CONSUMERS, INC.
                       CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                        THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                    ------------------------------  -----------------------------
                                     November 30,    December 1,     November 30,    December 1,
                                         2002            2001            2002           2001
                                    --------------  --------------  --------------  -------------

NET SALES                           $   7,237,978   $   7,250,861   $  14,553,971   $ 14,386,117
COST OF GOODS SOLD                      5,479,700       5,655,411      11,080,349     11,137,370
                                    --------------  --------------  --------------  -------------

Gross Margin                            1,758,278       1,595,450       3,473,622      3,248,747
OPERATING EXPENSES                      1,757,107       1,738,191       3,514,167      3,464,875
                                    --------------  --------------  --------------  -------------

Operating Income (Loss)                     1,171        (142,741)        (40,545)      (216,128)

OTHER INCOME (EXPENSE)
  Interest income                           4,348           5,000           8,658         10,408
  Other income                             30,032          35,480          52,658         62,934
  Gain (loss) on sale of assets                 -          (1,567)              -          3,433
  Interest expense                        (15,485)        (20,999)        (30,536)       (40,096)
                                    --------------  --------------  --------------  -------------

Income (Loss) Before Income Taxes          20,066        (124,827)         (9,765)      (179,449)

INCOME TAXES                                    -          11,573               -              -
                                    --------------  --------------  --------------  -------------

NET INCOME (LOSS)                          20,066        (136,400)         (9,765)      (179,449)

RETAINED EARNINGS:
  Beginning                             1,442,137       1,656,003       1,471,997      1,699,105

  Redemption of common stock                 (305)            (29)           (334)           (82)
                                    --------------  --------------  --------------  -------------

  Ending                            $   1,461,898   $   1,519,574   $   1,461,898   $  1,519,574
                                    ==============  ==============  ==============  =============

PER SHARE:
  Net income (loss)                 $       0.025   $      (0.165)  $      (0.012)  $     (0.217)
                                    ==============  ==============  ==============  =============

  Cash dividends                    $           -   $           -   $           -   $          -
                                    ==============  ==============  ==============  =============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                      817,657         826,559         819,384        826,562
                                    ==============  ==============  ==============  =============

                        See Notes to Financial Statements

                                   FINANCIAL INFORMATION
                                 AMERICAN CONSUMERS, INC.
                                 CONDENSED BALANCE SHEETS


                                                                November 30,     June 1,
                                                                   2002           2002
                                                               -------------  ------------
                                      --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                              $    558,425   $   743,370
  Certificate of deposit                                            454,144       450,000
  Accounts receivable                                               125,097       108,756
  Inventories                                                     2,098,970     2,001,339
  Prepaid expenses                                                  112,448        40,657
  Refundable income taxes                                             3,434        43,891
                                                               -------------  ------------
Total current assets                                              3,352,518     3,388,013
                                                               -------------  ------------

PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                            258,122       258,122
  Furniture, fixtures and equipment                               2,960,827     2,959,273
                                                               -------------  ------------
                                                                  3,218,949     3,217,395
  Less accumulated depreciation                                  (2,280,398)   (2,136,594)
                                                               -------------  ------------
                                                                    938,551     1,080,801
                                                               -------------  ------------
TOTAL ASSETS                                                   $  4,291,069   $ 4,468,814
                                                               =============  ============

                            --LIABILITIES AND STOCKHOLDERS' EQUITY--

CURRENT LIABILITIES
  Accounts payable                                             $    776,176   $   801,407
  Short-term borrowings                                             388,208       410,323
  Current maturities of long-term debt                              119,868       131,451
  Accrued sales tax                                                  99,271       138,948
  Federal and state income taxes                                          -         4,000
  Other                                                             190,255       169,743
                                                               -------------  ------------
Total current liabilities                                         1,573,778     1,655,872
                                                               -------------  ------------

LONG-TERM DEBT                                                      479,474       549,703
                                                               -------------  ------------
DEFERRED INCOME                                                      11,983        22,580
                                                               -------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                              -             -
  Nonvoting common stock - authorized 5,000,000
    shares of no par value; no shares issued                              -             -
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 817,987 and 823,047 respectively        81,799        82,305
  Additional paid-in capital                                        682,137       686,357
  Retained earnings                                               1,461,898     1,471,997
                                                               -------------  ------------
Total Stockholders' Equity                                        2,225,834     2,240,659
                                                               -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  4,291,069   $ 4,468,814
                                                               =============  ============

                        See Notes to Financial Statements

                                 FINANCIAL INFORMATION
                                AMERICAN CONSUMERS, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS


                                                             TWENTY-SIX WEEKS ENDED
                                                          -----------------------------
                                                           November 30,    December 2,
                                                               2002           2001
                                                          --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $      (9,765)  $   (179,449)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                               144,689        136,974
    Deferred income taxes                                             -         (1,000)
    Deferred income                                             (10,597)       (13,625)
    Change in operating assets and liabilities:
      Accounts receivable                                       (16,341)       (34,639)
      Inventories                                               (97,631)      (115,950)
      Prepaid expenses                                          (71,791)        43,148
      Refundable income taxes                                    40,457           (685)
      Accounts payable                                          (25,231)       (66,379)
      Accrued sales tax                                         (39,677)        (5,423)
      Accrued income taxes                                       (4,000)        (9,422)
      Other accrued liabilities                                  20,512         11,358
                                                          --------------  -------------
Net cash used in operating activities                           (69,375)      (235,092)
                                                          --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in Certificate of Deposit                             (4,144)        (9,526)
  Purchase of property                                           (2,439)      (434,687)
                                                          --------------  -------------
Net cash used in investing activities                            (6,583)      (444,213)
                                                          --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in short-term borrowings                         (22,115)      (344,468)
  Net increase (decrease) in long-term borrowing                (81,812)       568,989
  Principal payments on obligations under capital leases              -         (3,195)
  Redemption of common stock                                     (5,060)        (1,245)
                                                          --------------  -------------
    Net cash provided by (used in) financing activities        (108,987)       220,081
                                                          --------------  -------------
Net decrease in cash                                           (184,945)      (459,224)
Cash and cash equivalents at beginning of period                743,370      1,245,135
                                                          --------------  -------------
Cash and cash equivalents at end of period                $     558,425   $    785,911
                                                          ==============  =============

                        See Notes to Financial Statements

                            AMERICAN CONSUMERS, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1)  Basis of Presentation.

     The financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the industry.

     The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Corporation's 2002 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.


(2)  Commitments and Contingencies.

     Capital expenditures are not expected to exceed $200,000 for the year.

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company is at the discretion of the Board of Directors, which makes its decision annually at the quarterly meeting in January. The Board voted to contribute $7,500 to the plan for both calendar years 2002 and 2001.

     None of the Company's employees are represented by a union.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                 CONDITION AND RESULTS OF OPERATIONS

                                        RESULTS OF OPERATIONS


                                            THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                        -----------------------------  -----------------------------
                                         November 30,    December 1,    November 30,    December 1,
                                             2002           2001            2002           2001
                                        --------------  -------------  --------------  -------------
Sales                                   $   7,237,978   $  7,250,861   $  14,553,971   $ 14,386,117
% Sales Increase (Decrease)                    (0.18)%         13.93%           1.17%         12.70%
Same stores % sales increase(decrease)         (0.97)%          2.95%           0.34%          1.74%
Gross Margin %                                  24.29%         22.00%          23.87%         22.58%
Operating and Administrative Expense:
  Amount                                    1,757,107      1,738,191       3,514,167      3,464,875
  % of Sales                                    24.28%         23.97%          24.15%         24.08%
Net Income (Loss) pre tax                      20,066       (124,827)         (9,765)      (179,449)

The Company realized pre tax net income of $20,066 during the quarter ended November 30, 2002, compared to a pre tax net loss of $124,827 for the quarter ended December 1, 2001. For the six months ended November 30, 2002, the Company realized a pre tax net loss of $9,765, compared to a pre tax net loss of $179,449 for the six months ended December 1, 2001. The improvement, amounting to $144,893 for the quarter and $169,684 for the six months, is attributable to the improvement in gross margins for the quarterly and six month periods presented. Management began working on the gross margin percentage in the middle of the first quarter, resulting in the first quarter gross margin of 23.45%. Management is actively monitoring the Company's mix of retail prices and is attempting to achieve further improvements in gross margin, to the extent permitted by competition. Management believes that competitive pressures on the Company, which have been threatening the profitability of the Company, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. In response to these developments, management continuously seeks to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory and by periodically implementing strategic adjustments in the Company's overall mix of retail prices.

A significant portion of the 13.93% and 12.70% increases in sales for the quarter and six month periods ended December 1, 2001 (respectively) was due to sales generated by the addition of the Company's seventh retail store in Jasper, Tennessee, which was purchased in April 2001.

     Operating and administrative expense, as a percent of sales for the periods presented, has remained fairly consistent. Approximately 63% of the dollar amount increase in expenses is due to an increase in insurance cost.

Income Taxes:

     The provision (benefit) for income taxes for the periods presented above do not vary significantly from the statutory rate of 34% and state rates of 5% - 6%. Taxes are recorded as a current asset in each of the periods presented. No tax benefit is reflected for the twenty-six week period because the net operating loss incurred by the Company cannot be carried back under current tax laws.

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

                               FINANCIAL CONDITION


Liquidity and Capital Resources:

     The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowings. Short-term borrowing to finance inventory purchases is provided by the Company's $600,000 line of credit from its lead bank, Northwest Georgia Bank, Fort Oglethorpe, Georgia. Short-term borrowings as of the end of specific quarters are presented below:

                                     November 30,  June 1,   December 1,
                                        2002        2002        2001
                                     -----------  ---------  ----------
Michael and Diana Richardson         $    24,160  $  23,626  $   33,014
Matthew Richardson                        34,048     41,697      44,712
Line of Credit                           330,000    345,000     375,000
                                     -----------  ---------  ----------
  Total                              $   388,208  $ 410,323  $  452,726
                                     ===========  =========  ==========

     Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Northwest Georgia Bank, which provides the Company with its line of credit.

Long-term Debt:

     At November 30, 2002, long-term debt consisted of a note payable to Northwest Georgia Bank of $120,523 that was incurred in April 2001 to finance the addition of the Company's seventh grocery store in Jasper, Tennessee and a note payable to Northwest Georgia Bank of $446,172 to finance cash registers and peripheral equipment. In addition, two vehicles were purchased and financed through GMAC with a balance due at November 30, 2002, of $32,647. Both notes to Northwest Georgia Bank are also secured with personal guarantees of the Company's President and Executive Vice President.

Long-term debt at November 30, 2002, June 1, 2002 and December 1, 2001, consisted of the following:

                                                                 November 30,   June 1,    December 1,
                                                                     2002         2002        2001
                                                                 -----------  -----------  -----------
Note payable, Bank, secured by all inventory and machinery and equipment of the Company, due $3,576 monthly plus interest at
6.25% to April, 2006.
                                                                 $   120,523  $   137,850  $   154,604
Note payable, Bank, secured by all inventory and machinery and equipment of the Company, due $11,381 monthly plus interest at
6.25% to September, 2006.
                                                                     446,172      502,822      558,015
Vehicle installment loans:  due in monthly installments of
$1,305, through December 2004 collateralized by automobiles.          32,647       40,482       25,791
                                                                 -----------  -----------  -----------
                                                                     599,342      681,154      738,410
Less:  Current Portion                                               119,868      131,451      131,958
                                                                 -----------  -----------  -----------
                                                                 $   479,474  $   549,703  $   606,452
                                                                 ===========  ===========  ===========

The following is a schedule by the Company's fiscal years of the amount of maturities of all long-term debt:

         Year                Amount
         ----               --------
         2003               $119,868
         2004                136,104
         2005                139,805
         2006                143,609
         2007                 59,956
                            --------
                            $599,342
                            ========

     The ratio of current assets to current liabilities was 2.13 to 1 at the end of the latest quarter, November 30, 2002, as compared to 2.16 to 1 on December 1, 2001 and 2.05 to 1 at the end of the fiscal year ended on June 1, 2002. Cash and cash equivalents constituted 30.20% of the total current assets at November 30, 2002 as compared to 36.28% at December 1, 2001 and 35.22% at June 1, 2002.
Prepaid expenses increased due to increases in prepaid insurance and prepaid maintenance contracts.

     During the quarter ended November 30, 2002, retained earnings increased as a result of the Company's net income for the quarter.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            AMERICAN CONSUMERS, INC.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  The following exhibits are filed as a part of the report.

                    (11)      Statement re: computation of per share earnings.

                    (99.1) CEO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    (99.2) CFO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


               (b) During the most recent quarter, the Company filed a report on Form 8-K on October 15, 2002, to furnish copies for purposes of Regulation FD of the certifications of the Chief Executive Officer and Chief Financial Officer provided in connection with the Company's Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN CONSUMERS, INC.
                                      (Registrant)



Date:  January 13, 2003                 /s/ Michael A. Richardson
       ----------------               -------------------------------------
                                      Michael A. Richardson
                                      CHAIRMAN
                                      (Principal Executive Officer)



Date:  January 13, 2003                 /s/ Paul R. Cook
       ----------------               -------------------------------------
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

Date:  January 13, 2003                 /s/ Michael A. Richardson
      -------------------               --------------------------------
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

Date:   January 13, 2003               /s/ Paul R. Cook
       -------------------             -----------------------------------------
                                       Paul R. Cook, Principal Financial Officer
                                       & Chief Accounting Officer