Form 10-Q
period 2003-03-01
AMERICAN CONSUMERS INC
filed 2003-04-14
CIK 4811

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

(Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 1, 2003
    OR
    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

          Commission File No. 0-5815

                            AMERICAN CONSUMERS, INC.
     --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  GEORGIA                           58-1033765
     -------------------------------      ------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification
     incorporation or organization)                   Number)

     55 Hannah Way, Rossville, GA                     30741
     ---------------------------------------------------------
     (Address of principal executive offices)       (Zip Code)

     Registrant's Telephone Number, including Area Code:  (706) 861-3347


  ----------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at April 10, 2003
COMMON STOCK    $.10 PAR VALUE                              817,327
NON VOTING COMMON STOCK    $.10 PAR VALUE                      -
NON VOTING PREFERRED STOCK  NO PAR VALUE                       -

ITEM 1.     FINANCIAL STATEMENTS.

                                 FINANCIAL INFORMATION
                               AMERICAN CONSUMERS, INC.
                 CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                    THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                                  ------------------------  --------------------------
                                   March 1,     March 2,      March 1,      March 2,
                                     2003         2002          2003          2002
                                  -----------  -----------  ------------  ------------
NET SALES                         $7,496,786   $7,312,978   $22,050,757   $21,699,095
COST OF GOODS SOLD                 5,681,465    5,630,547    16,761,814    16,767,917
                                  -----------  -----------  ------------  ------------

Gross Margin                       1,815,321    1,682,431     5,288,943     4,931,178
OPERATING EXPENSES                 1,813,083    1,761,051     5,327,250     5,225,926
                                  -----------  -----------  ------------  ------------

Operating Income (Loss)                2,238      (78,620)      (38,307)     (294,748)

OTHER INCOME (EXPENSE)
  Interest income                      4,324        5,023        12,982        15,431
  Other income                        24,394       16,731        77,052        83,098
  Gain (loss) on sale of assets       (1,217)           -        (1,217)            -
  Interest expense                   (13,535)     (17,578)      (44,071)      (57,674)
                                  -----------  -----------  ------------  ------------

Income (Loss) Before
  Income Tax (Benefit)                16,204      (74,444)        6,439      (253,893)

INCOME TAXES                               -            -             -             -
                                  -----------  -----------  ------------  ------------

NET INCOME (LOSS)                     16,204      (74,444)        6,439      (253,893)

RETAINED EARNINGS:
  Beginning                        1,461,898    1,519,574     1,471,997     1,699,105

  Redemption of common stock             (44)         (20)         (378)         (102)
                                  -----------  -----------  ------------  ------------

  Ending                          $1,478,058   $1,445,110   $ 1,478,058   $ 1,445,110
                                  ===========  ===========  ============  ============

PER SHARE:
  Net income (loss)               $    0.020   $   (0.090)  $     0.008   $    (0.307)
                                  ===========  ===========  ============  ============

  Cash Dividends                  $        -   $        -   $         -   $         -
                                  ===========  ===========  ============  ============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING             818,290      826,403       818,655       826,247
                                  ===========  ===========  ============  ============

                           See Notes to Financial Statements

                                   FINANCIAL INFORMATION
                                  AMERICAN CONSUMERS, INC.
                                  CONDENSED BALANCE SHEETS


                                                                   March 1,      June 1,
                                                                     2003          2002
                                                                 ------------  ------------

                                     -- A S S E T S --
CURRENT ASSETS
  Cash and short-term investments                                $   536,107   $   743,370
  Certificate of deposit                                             462,416       450,000
  Accounts receivable                                                 95,575       108,756
  Inventories                                                      2,087,213     2,001,339
  Prepaid expenses                                                   107,575        40,657
  Refundable income taxes                                              1,684        43,891
                                                                 ------------  ------------
Total current assets                                               3,290,570     3,388,013
                                                                 ------------  ------------

PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                             258,122       258,122
  Furniture, fixtures and equipment                                2,974,848     2,959,273
                                                                 ------------  ------------
                                                                   3,232,970     3,217,395
  Less accumulated depreciation                                   (2,349,726)   (2,136,594)
                                                                 ------------  ------------
                                                                     883,244     1,080,801
                                                                 ------------  ------------
TOTAL ASSETS                                                     $ 4,173,814   $ 4,468,814
                                                                 ============  ============

                        - - LIABILITIES AND STOCKHOLDERS' EQUITY - -
CURRENT LIABILITIES
  Accounts payable                                               $   735,321   $   801,407
  Short-term borrowings                                              355,793       410,323
  Current maturities of long-term debt                               170,775       131,451
  Accrued sales tax                                                   96,656       138,948
  Federal and state income taxes                                           -         4,000
  Other                                                              183,880       169,743
                                                                 ------------  ------------
Total current liabilities                                          1,542,425     1,655,872
                                                                 ------------  ------------

LONG-TERM DEBT                                                       386,479       549,703
                                                                 ------------  ------------
DEFERRED INCOME                                                        3,532        22,580
                                                                 ------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock-authorized 5,000,000
    shares of no par value; no shares issued                               -             -
  Nonvoting common stock-authorized 5,000,000
    Shares-$.10 par value; no shares issued                                -             -
  Common stock-$.10 par value; authorized 5,000,000
    shares; shares issued of 817,327 and 823,047, respectively        81,733        82,305
  Additional paid-in capital                                         681,587       686,357
  Retained earnings                                                1,478,058     1,471,997
                                                                 ------------  ------------
Total Stockholders' Equity                                         2,241,378     2,240,659
                                                                 ------------  ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 4,173,814   $ 4,468,814
                                                                 ============  ============

                            See Notes to Financial Statements

                                FINANCIAL INFORMATION
                               AMERICAN CONSUMERS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS

                                                              THIRTY-NINE WEEKS ENDED
                                                              -----------------------
                                                               March 1,     March 2,
                                                                 2003        2002
                                                              ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                             $   6,439   $ (253,893)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                217,364      218,120
   Deferred income                                              (19,048)     (18,924)
   (Gain) loss on sale of property and equipment                  1,217       (3,433)
   Change in operating assets and liabilities:
     Accounts receivable                                         13,181      (23,987)
     Inventories                                                (85,874)     (69,273)
     Prepaid expenses                                           (66,918)      46,858
     Refundable income taxes                                     42,207            -
     Accounts payable                                           (66,086)     (25,805)
     Accrued sale tax                                           (42,292)      35,776
     Accrued income taxes                                        (4,000)      (1,500)
                                                              ----------  -----------
     Other                                                       14,137      (24,624)
                                                              ----------  -----------
Net cash provided by (used in) operating activities              10,327     (120,685)
                                                              ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in certificate of deposit                            (12,416)     (14,285)
  Purchase of property and equipment                            (27,374)    (541,099)
  Proceeds from disposal of equipment                             6,350        3,433
                                                              ----------  -----------
Net cash used in investing activities                           (33,440)    (551,951)
                                                              ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in short-term borrowings             (54,530)    (365,037)
   Proceeds from long-term borrowings                                 -      627,013
   Principal payments on long-term debt                        (123,900)     (74,907)
   Principal payments on obligations under capital leases             -       (3,195)
   Redemption of common stock                                    (5,720)      (1,545)
                                                              ----------  -----------
Net cash provided by (used in) financing activities            (184,329)     182,329
                                                              ----------  -----------
Net increase (decrease) in cash                                (207,263)    (490,307)
Cash and cash equivalents at beginning of period                743,370    1,245,135
                                                              ----------  -----------
Cash and cash equivalents at end of period                    $ 536,107   $  754,828
                                                              ==========  ===========

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               RESULTS OF OPERATIONS

                                THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                               ------------------------  --------------------------
                                March 1,     March 2,      March 1,      March 2,
                                  2003         2002          2003          2002
                               -----------  -----------  ------------  ------------
Sales                          $7,496,786   $7,312,978   $22,050,757   $21,699,095
% Sales Increase                     2.51%       15.46%         1.62%        13.62%
Same stores % sales increase         1.56%        4.67%         0.76%         2.71%
Gross Margin %                      24.21%       23.01%        23.99%        22.73%
Operating and Administrative
  Expense:
  Amount                       $1,813,083   $1,761,051   $ 5,327,250   $ 5,225,926
  % of Sales                        24.18%       24.08%        24.16%        24.08%
Net Income (Loss) pre-tax      $   16,204   $  (74,444)  $     6,439   $  (253,893)

The Company realized pre-tax income of $16,204 during the quarter ended March 1, 2003 compared to a pre-tax net loss of $74,444 for the quarter ended March 2, 2002. For the six months ended March 1, 2003, the Company realized pre-tax income of $6,439, compared to a pre-tax net loss of $253,893 for the six months ended March 2, 2002. The improvement, amounting to $90,648 for the quarter and $260,332 for the nine months, is attributable to an improvement in gross margins for the quarterly and nine month periods presented. Management began working on the gross margin percentage in the middle of the first quarter, resulting in the first quarter gross margin of 23.45%. The gross margin for the second quarter of fiscal 2003 was 24.19% and remained stable at 24.21% for the current quarter. Management is actively monitoring the Company's mix of retail prices and is attempting to achieve further improvements in gross margin, to the extent permitted by competition. Due to competitive conditions, however, further improvements in the gross margin may not be achievable at this time. Management believes that competitive pressures on the Company, which have been threatening the profitability of the Company, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. In response to these developments, management will continue seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory and, as competition permits, by periodically implementing strategic adjustments in the Company's overall mix of retail prices.

A significant portion of the 15.46% and 13.62% increase in sales for the quarter and nine month periods ended March 2, 2002 (respectively) was due to sales generated by the addition of the Company's seventh retail store in Jasper, Tennessee, which was purchased in April 2001.

Operating and administrative expense, as a percent of sales for the periods presented, has remained fairly consistent.

Income Taxes:

    The provision (benefit) for income taxes for the quarters ended above do not vary significantly from the statutory rate of 34% and state rates of 5% - 6%.
No taxes were reflected for the thirteen or thirty-nine week periods presented due to the impact of net operating loss carry forward provisions under current tax laws.

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

                               FINANCIAL CONDITION

Liquidity and Capital Resources:

The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowings. Short-term borrowing to finance inventory purchases is provided by the Company's $600,000 line of credit from its lead bank, Northwest Georgia Bank, Fort Oglethorpe, Georgia.
Short-term borrowings as of the end of specific quarters are presented below:

                              March 1,   June 1,   March 2,
                                2003       2002      2002
                              ---------  --------  ---------
Michael and Diana Richardson  $  22,404  $ 23,626  $  24,448
Matthew Richardson               33,389    41,697     42,709
Line of Credit                  300,000   345,000    365,000
                              ---------  --------  ---------
    Total                     $ 355,793  $410,323  $ 432,157
                              =========  ========  =========

Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at 0.25% below the base rate charged by Northwest Georgia Bank which provides the Company with its line of credit.

Long-Term Debt:

At March 1, 2003, long-term debt consisted of a note payable to Northwest Georgia Bank of $111,511 incurred to finance the addition of the Company's seventh grocery store and a note payable to Northwest Georgia Bank of $414,014 to finance cash registers and peripheral equipment. Also, two vehicles were purchased and financed through GMAC with a balance due at March 1, 2003 of $28,729. Both notes to the Bank are also secured with personal guarantees of the Company's President and Executive Vice President.

Long-term debt consisted of the following as of the dates indicated:

                                                                March 1,   June 1,   March 2,
                                                                  2003       2002      2002
                                                                ---------  --------  ---------
     Note payable, Bank, secured by all inventory and
     machinery and equipment of the Company, due
     $3,576 monthly plus interest at 6.5% to April, 2006.       $ 111,511  $137,850  $ 146,288

     Note payable, Bank, secured by all inventory and
     machinery and equipment of the Company, due
     $11,381 monthly plus interest at 6.5% to September, 2006     417,014   502,822    530,839

     Notes payable, GMAC, secured by vehicles, due
     $716 monthly through December, 2004                           28,729    40,482     44,400
                                                                ---------  --------  ---------
                                                                  557,254   681,154    721,527
     Less:  Current Portion                                       170,775   131,451    151,071
                                                                ---------  --------  ---------
                                                                $ 386,479  $549,703  $ 570,456
                                                                =========  ========  =========

The following is a schedule by years of the amount of maturities of all long-term debt:

                        Year                                            Amount
                        ----                                         -----------
                        2003                                         $   111,450
                        2004                                             127,686
                        2005                                             131,387
                        2006                                             135,192
                        2007                                              51,539
                                                                    ------------
                                                                     $   557,254
                                                                     ===========

    The ratio of current assets to current liabilities was 2.13 to 1 at the end of the latest quarter, March 1, 2003, as compared to 2.00 to 1 on March 2, 2002 and 2.05 to 1 at the end of the fiscal year ended on June 1, 2002. Cash and cash equivalents constituted 30.34% of the total current assets at March 1, 2003 as compared to 36.42% at March 2, 2002 and 35.22% at June 1, 2002.

    During the quarter ended March 1, 2003 retained earnings increased as a result of the Company's net income for the quarter.

Forward - Looking Statements
----------------------------

    Information provided by the Company, including written or oral statements made by its representatives, may contain "forward-looking information" as defined in Section 21E of the Securities Exchange Act of 1934, as amended. All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, the effects of future competition, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions.
Many of these factors previously have been identified in filings or statements made on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy of the Company's primary markets, the effects of ongoing price competition from competitors with greater financial resources than those of the Company, changes in consumer spending, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company's vendors, and other issues and uncertainties detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. We believe that our present exposure to market risk relating to interest rate risk is not material. The Company does not maintain any interest rate hedging arrangements. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.

ITEM 4.  CONTROLS AND PROCEDURES.

    Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            AMERICAN CONSUMERS, INC.



PART II     OTHER INFORMATION

Item 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a)    The following exhibits are filed as a part of the report.

                   (11)   Statement re: computation of per share earnings.

                   (99.1) CEO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   (99.2) CFO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   (b) During the most recent quarter, the Company has not filed a report on Form 8-K

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN CONSUMERS, INC.
                                 (Registrant)


     Date:  April 14, 2003         /s/ Michael A. Richardson
            ----------------     -----------------------------------------------
                                 Michael A. Richardson
                                 CHAIRMAN
                                 (Principal Executive Officer)


     Date:  April 14, 2003         /s/ Paul R. Cook
            ----------------     -----------------------------------------------
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

Date: April 14, 2003            /s/ Michael A. Richardson
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

Date: April 14, 2003             /s/ Paul R. Cook
      ----------------        --------------------------------------------------
                              Paul R. Cook, Principal Financial Officer &
                              Chief Accounting Officer