Form 10-K
period 2003-05-31
AMERICAN CONSUMERS INC
filed 2003-08-29
CIK 4811

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark  One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For  the  Fiscal  Year  ended  May  31,  2003

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For  the  transition  period  from  _______  to  _________

Commission  File  No.  0-5815


                            AMERICAN CONSUMERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Georgia                               58-1033765
-------------------------------       ---------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES       NO  X
                                       ---      ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of November 29, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $244,425.
(Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by the average of available bid and asked price information for such date.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

815,749 shares of Common Stock, $0.10 par value, as of August 20, 2003.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

(1) specified portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 2003, incorporated by reference into Part II of this report on Form 10-K.

(2) specified portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission for the Registrant's Annual Meeting of Shareholders to be held September 25, 2003, incorporated by reference into
Part III of this report on Form 10-K.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

     Incorporated in Georgia in 1968, American Consumers, Inc. (the "COMPANY"), operates seven (7) supermarkets within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee.

     All of the Company's supermarkets are operated under the name "Shop-Rite." All of the Company's supermarkets are self-service and are engaged in the retail selling of groceries including meats, fresh produce, dairy products, frozen foods, bakery products, tobacco products, and miscellaneous other non-food items. The Company's supermarkets feature national brand merchandise with only a minor part of sales from controlled-label, private-label or generic merchandise. "Controlled-label" or "private-label" merchandise is merchandise purchased from national or local suppliers under a trade name chosen by the wholesaler supplying the merchandise. The Company's supermarkets offer milk and certain dairy products, as well as frozen vegetables and jellies, under the controlled-labels "Foodland," "Food Club," "Ultimate Choice," "Freshland," "Price Saver," "Top Crest," "Top Care" and "Select." Bread and related bakery items are also offered as controlled-label groceries.

     During the fiscal year ended May 31, 2003, the Company's major supplier of staple groceries was Mitchell Grocery Corporation ("MITCHELL"), with its principal corporate offices in Albertville, Alabama. For the fiscal year ended May 31, 2003, approximately 82% of the Company's total inventory purchases of $22,577,047 were made from Mitchell.

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

     Management believes that, in recent periods, entry into the Company's trade area by Winn Dixie, Save-A-Lot and United Grocery Outlets, and further expansion in the area by Food Lion and Wal-Mart in addition to the presence of Ingle's and Bi-Lo, have created a situation of ongoing price competition and increasingly expensive advertising and promotional activities which place an operation the size of the Company at a significant competitive disadvantage. These developments have resulted in increased pressure on the Company's market share, sales and profits during fiscal 2003, the effects of which continue to threaten the profitability of the Company. A switch of our major inventory supplier in the last quarter of fiscal 2000 resulted in an increase in gross margin from 2000 to 2001. However, gross margin decreased for fiscal year 2002 due in part to the periodic use of more aggressive pricing strategies in an effort to compete with larger discount grocery chains and expand sales at all locations. Adjustments to our pricing strategies during fiscal year 2003 resulted in a gross margin more in line with years prior to 2002. Management actively monitors the Company's mix of retail prices and will attempt to achieve further improvements in gross margin, to the extent permitted by competition. Due to competitive conditions, however, further improvements in the gross margin may not be achievable.

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

     The Company employs approximately 89 full-time employees and approximately 120 part-time and seasonal employees.

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

                    2003          2002          2001
                 (52 Weeks)    (52 Weeks)    (53 Weeks)
                ------------  ------------  ------------
Meat            $  7,945,764  $  7,813,427  $  6,620,866

Produce            2,269,945     2,145,545     1,858,916

Grocery & Non-
Food Items        19,408,922    18,941,456    17,154,770


ITEM  2.  PROPERTIES

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

     The Company's supermarkets are located in Ringgold, LaFayette, Chatsworth, and Chickamauga, Georgia; Stevenson, Alabama; and Dayton and Jasper, Tennessee. All of the seven locations are leased from unaffiliated landlords. Summary information concerning these leases is presented below:

                 Square      Current Lease           Renewal
Location         Footage         Term                Options
---------------  -------  -------------------  -------------------
Ringgold, GA      14,400  12/01/02 - 11/30/07          -
LaFayette, GA     20,500  01/01/02 - 01/31/07    2-5 yr. terms
Chatsworth, GA    24,360  04/29/03 - 04/30/08    2-5 yr. terms
Chickamauga, GA   13,840  01/01/96 - 12/31/04    2-5 yr. terms
Stevenson, AL     23,860  06/01/94 - 05/31/04    2-5 yr. terms
Dayton, TN        23,004  08/01/02 - 07/31/07    1-5 yr. term
Jasper, TN        25,000  04/28/01 - 04/30/06    3-5 yr. terms
                 -------
                 144,964
                 =======

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The Company's Board of Directors appoints the Company's Executive Officers for a term of one year. The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company's Executive Officers are set forth in the following table:


Name and Year          Office(s) Presently
First Elected as       Held, Business Experience
Executive Officer      and Certain Directorships         Age
---------------------  -------------------------------   ---
Michael A. Richardson  Chairman of the Board of           57
1977                   Directors, President, Chief
                       Executive Officer, member of
                       the Executive Committee of
                       the Board of Directors.

Virgil Bishop          Vice-President, Director,          64
1974                   member of the Executive
                       Committee of the Board
                       of Directors.

Paul R. Cook           Executive Vice-President,          53
1987                   Treasurer, Chief Financial
                       Officer, Director, member of
                       the Executive Committee of
                       the Board of Directors.
                       Director of Capital Bank,
                       Fort Oglethorpe, Georgia
                       since May 1993.

James E. Floyd         Vice-President, member of          59
1991                   the Executive Committee
                       (ex-officio).  From 1966 to
                       1991, Mr. Floyd was
                       Grocery Supervisor for
                       the Company.

Reba S. Southern       Secretary, member of the           50
1991                   Executive Committee (ex-
                       officio).  From 1972 to 1991,
                       Mrs. Southern was Administra-
                       tive Assistant for the Company.

                                    PART II
                                    --------

ITEM  5.     MARKET  FOR  THE  COMPANY'S  COMMON  STOCK  AND RELATED STOCKHOLDER
             MATTERS

The information required by this Item is incorporated herein by reference to page 4 of the Company's Annual Report to security holders for the fiscal year ended May 31, 2003.

ITEM  6.     SELECTED  FINANCIAL  DATA

The information required by this Item is incorporated herein by reference to page 3 of the Company's Annual Report to security holders for the fiscal year ended May 31, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 5 through 7 of the Company's Annual Report to security holders for the fiscal year ended May 31, 2003.

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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The information required by this Item is incorporated herein by reference to pages 8 through 19 of the Company's Annual Report to security holders for the fiscal year ended May 31, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.     CONTROLS  AND  PROCEDURES

As of the end of the period covered by this annual report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. No change in the Company's internal control over financial reporting occurred during fourth fiscal quarter of the period covered by this annual report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III
                                    ---------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

Information concerning the Company's Executive Officers is set forth in Part I of this report on Form 10-K under the caption "Executive Officers of the Company." The remaining information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 25, 2003, under the headings "INFORMATION ABOUT NOMINEES FOR DIRECTOR" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM  11.     EXECUTIVE  COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 25, 2003, under the headings "DIRECTORS' FEES AND ATTENDANCE," "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 25, 2003, under the headings "PRINCIPAL SHAREHOLDERS" and "INFORMATION ABOUT NOMINEES FOR DIRECTOR."

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 25, 2003, under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" AND "CERTAIN TRANSACTIONS."

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 25, 2003, under the heading "INDEPENDENT AUDITORS AND ACCOUNTING FEES."


                                    PART IV
                                    --------

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.      The following Financial Statements included in the Company's 2003
              Annual Report to the security holders for the fiscal year ended
              May 31, 2003, are incorporated by reference in Item 8 hereof:

              -    Report of Independent Accountants

              -    Balance Sheets - May 31, 2003 and June 1, 2002

              - Statements of Income and Retained Earnings - Fiscal Years Ended May 31, 2003; June 1, 2002 and June 2, 2001

              - Statements of Cash Flows - Fiscal Years Ended May 31, 2003; June 1, 2002 and June 2, 2001

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

     Exhibit 10.11 Assignment of Deposit Account between the Company and Northwest Georgia Bank, dated June 1, 2001.

     Exhibit 10.12 Commercial Variable Rate Promissory Note between the Company and Northwest Georgia Bank, dated September 11, 2001.

     Exhibit 10.13 Commercial Security Agreement between the Company and Northwest Georgia Bank, dated September 11, 2001.

     Exhibit 10.14 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated June 1, 2002.

     Exhibit 10.15 First Lease Amendment Agreement for the Company's Chatsworth, Georgia location, dated March 19, 2003.

     Exhibit 10.16 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated May 30, 2003.

     Exhibit 10.17         Description of the Company's Bonus Plan.

     Exhibit 13 Information Incorporated by Reference from Annual Report to Shareholders for the Fiscal Year ended May 31, 2003.

     Exhibit 23            Consent of Hazlett, Lewis & Bieter, PLLC.

     Exhibit 31.1 C.E.O. Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

     Exhibit 31.2 C.F.O. Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

     Exhibit 32.1 C.E.O. Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

     Exhibit 32.2 C.F.O. Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).


(b) The Company has not filed any report on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN  CONSUMERS,  INC.



Date: August 20, 2003         By:  /s/  Michael A. Richardson
                                  --------------------------------
                                    Michael  A.  Richardson
                                    Chairman  of  the  Board,
                                    President  and  Chief
                                    Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                        TITLE                DATE
   ---------                        -----                ----


/s/ Michael A. Richardson  Chairman of the Board,   August 20, 2003
-------------------------  President and Chief
Michael A. Richardson      Executive Officer

/s/ Paul R. Cook           Executive Vice-          August 20, 2003
-------------------------  President, Chief
Paul R. Cook               Financial Officer,
                           Treasurer (Chief
                           Accounting Officer) and
                           Director

/s/ Virgil E. Bishop       Vice-President and       August 20, 2003
-------------------------  Director
Virgil E. Bishop

/s/ Danny R. Skates        Director                 August 20, 2003
-------------------------
Danny R. Skates

/s/ Thomas L. Richardson   Director                 August 20, 2003
-------------------------
Thomas L. Richardson

/s/ Jerome P. Sims, Sr.    Director                 August 20, 2003
-------------------------
Jerome P. Sims, Sr.

/s/ Andrew V. Douglas      Director                 August 22, 2003
-------------------------
Andrew V. Douglas

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

Exhibit 10.14  Commercial Variable Rate Revolving or
               Draw Note between the Company and
               Northwest Georgia Bank, dated June 1,
               2002.  Incorporated by reference to
               Exhibit 10.14 to Form 10-K for the year
               ended June 1, 2002.

Exhibit 10.15  First Lease Amendment Agreement for the
               Company's Chatsworth, Georgia location,
               dated March 19, 2003.  Filed herewith.

Exhibit 10.16  Commercial Variable Rate Revolving or
               Draw Note between the Company and
               Northwest Georgia Bank, dated May 30,
               2003.  Filed herewith.

Exhibit 10.17  Description of the Company's Bonus Plan.
               Filed herewith.


Exhibit 13     Information Incorporated by Reference
               from Annual Report to Shareholders for
               the Fiscal Year ended May 31, 2003.
               Filed herewith.

Exhibit 23     Consent of Hazlett, Lewis & Bieter, PLLC.
               Filed herewith.

Exhibit 31.1   C.E.O. Certification pursuant to
               Exchange Act Rules 13a-14(a) and
               15d-14(a). Filed herewith.

Exhibit 31.2   C.F.O. Certification pursuant to
               Exchange Act Rules 13a-14(a) and
               15d-14(a). Filed herewith.

Exhibit 32.1   C.E.O. Certification pursuant to
               Exchange Act Rules 13a-14(b) and
               15d-14(b). Filed herewith.

Exhibit 32.2   C.F.O. Certification pursuant to
               Exchange Act Rules 13a-14(b) and
               15d-14(b). Filed herewith.