Form 10-Q
period 2003-08-30
AMERICAN CONSUMERS INC
filed 2003-10-14
CIK 4811

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                                    FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 30, 2003
OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ______________

          Commission File No. 0-5815

                            AMERICAN CONSUMERS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                    GEORGIA                             58-1033765
                    -------                             ----------
        (State or other jurisdiction of        (I.R.S. Employer Identification
         incorporation or organization)                   Number)

                  55 Hannah Way, Rossville, GA                  30741
                  -----------------------------------------------------
              (Address of principal executive offices)       (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at October 10, 2003
COMMON STOCK - $ .10 PAR VALUE                           815,247
NON VOTING COMMON STOCK - $ .10 PAR VALUE                  ----
NON VOTING PREFERRED STOCK - NO PAR VALUE                  ----

                        PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.


                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                      THIRTEEN WEEKS ENDED
                                  ---------------------------
                                   August 30,     August 31,
                                      2003           2002
                                  -------------  ------------

NET SALES                         $  7,333,712   $ 7,315,993
COST OF GOODS SOLD                   5,586,946     5,600,649
                                  -------------  ------------

Gross Margin                         1,746,766     1,715,344
OPERATING EXPENSES                   1,773,696     1,757,060
                                  -------------  ------------

Operating Loss                         (26,930)      (41,716)

OTHER INCOME (EXPENSE)
  Interest income                        3,418         4,310
  Other income                          19,095        22,626
  Interest expense                      (9,868)      (15,051)
                                  -------------  ------------

Loss Before Income Tax (Benefit)       (14,285)      (29,831)

INCOME TAXES (BENEFIT)                       -             -
                                  -------------  ------------

NET LOSS                               (14,285)      (29,831)

RETAINED EARNINGS:
  Beginning                          1,511,665     1,471,997

  Redemption of common stock               (16)          (29)
                                  -------------  ------------

  Ending                          $  1,497,364   $ 1,442,137
                                  =============  ============

PER SHARE:
  Net loss                        $     (0.018)  $    (0.036)
                                  =============  ============

  Cash dividends                  $      0.000   $     0.000
                                  =============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING              $    815,830   $   822,837
                                  =============  ============

                        See Notes to Financial Statements

                                  FINANCIAL INFORMATION
                                 AMERICAN CONSUMERS, INC.
                                 CONDENSED BALANCE SHEETS


                                                                August 31,     May 31,
                                                                   2003          2003
                                                               ------------  ------------
                                  --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                              $   746,400   $   745,659
  Certificate of deposit                                           313,202       309,821
  Accounts receivable                                               86,712       113,267
  Inventories                                                    1,974,711     1,997,929
  Prepaid expenses                                                  90,154        56,141
                                                               ------------  ------------
Total current assets                                             3,211,179     3,222,817
                                                               ------------  ------------

PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                           258,122       258,122
  Furniture, fixtures and equipment                              3,015,361     2,974,836
                                                               ------------  ------------
                                                                 3,273,483     3,232,958
  Less accumulated depreciation                                 (2,434,873)   (2,409,558)
                                                               ------------  ------------
                                                                   838,610       823,400
                                                               ------------  ------------
TOTAL ASSETS                                                   $ 4,049,789   $ 4,046,217
                                                               ============  ============

                    --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                             $   819,544   $   702,170
  Short-term borrowings                                            217,308       254,747
  Current maturities of long-term debt                             173,807       176,184
  Accrued sales tax                                                 92,344       115,064
  Federal and state income taxes                                     2,514           905
  Other                                                            185,970       185,353
                                                               ------------  ------------
Total current liabilities                                        1,491,487     1,434,423
                                                               ------------  ------------

LONG-TERM DEBT                                                     296,974       338,052
                                                               ------------  ------------
DEFERRED INCOME                                                      2,119             -
                                                               ------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                             -             -
  Nonvoting common stock - authorized 5,000,000
    shares-$.10 par value; no shares issued                              -             -
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 815,749 and 815,996 respectively       81,575        81,600
  Additional paid-in capital                                       680,270       680,477
  Retained earnings                                              1,497,364     1,511,665
                                                               ------------  ------------
Total Stockholders' Equity                                       2,259,209     2,273,742
                                                               ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 4,049,789   $ 4,046,217
                                                               ============  ============

                        See Notes to Financial Statements

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                       CONSENSED STATEMENTS OF CASH FLOWS

                                                        THIRTEEN WEEKS ENDED
                                                     --------------------------
                                                      August 30,    August 31,
                                                         2003          2002
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $   (14,285)  $   (29,831)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                         68,812        72,812
    Deferred income                                        2,119        (5,298)
    Change in operating assets and liabilities:
      Accounts receivable                                 26,555         1,466
      Inventories                                         23,218        12,642
      Prepaid expenses                                   (34,013)      (50,975)
      Accounts payable                                   117,374       (31,985)
      Accrued sales tax                                  (22,720)      (44,429)
      Accrued income taxes                                 1,609           630
      Other accrued liabilities                              617        30,652
                                                     ------------  ------------
Net cash provided by (used in) operating activities      169,286       (44,316)
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     (84,022)       (2,836)
                                                     ------------  ------------
Net cash used in investing activities                    (84,022)       (2,836)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) in short-term borrowings                (37,439)       (9,285)
  Net (decrease) in long-term borrowing                  (43,455)      (40,668)
  Redemption of common stock                                (248)          (44)
                                                     ------------  ------------
    Net cash (used in) financing activities              (81,142)      (49,997)
                                                     ------------  ------------
Net increase (decrease) in cash                            4,122       (97,149)
Cash and cash equivalents at beginning of period       1,055,480     1,193,370
                                                     ------------  ------------
Cash and cash equivalents at end of period           $ 1,059,602   $ 1,096,221
                                                     ============  ============

                        See Notes to Financial Statements

                            AMERICAN CONSUMERS, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1)  Basis  of  Presentation.

     The financial statements have been prepared in conformity with generally accepted accounting practices within the industry.

     The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Corporation's 2003 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.


(2)  Commitments and Contingencies.

     Capital expenditures are not expected to exceed $250,000 for the year.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS

                                          THIRTEEN WEEKS ENDED
                                        ------------------------

                                        August 30,   August 31,
                                           2003         2002
                                        -----------  -----------
Sales                                   $7,333,712   $7,315,993
% Sales Increase                               .24%        2.53%
Gross Margin                                 23.82%       23.45%
Operating and Administrative Expense:
   Amount                               $1,773,696   $1,757,060
   % of Sales                                24.19%       24.02%
Net (Loss)                              $  (14,285)  $  (29,831)

The Company realized a pre-tax net loss of $14,285 during the quarter ended August 30, 2003 compared to a pre-tax net loss of $29,831 for the quarter ended August 31, 2002. The gross margin has improved slightly since management began working on the gross margin in the middle of the fiscal quarter ended August 31, 2002. Previously, gross margin had decreased during the fiscal year ended June 1, 2002 due in part to the periodic use of more aggressive pricing strategies in an effort to compete with larger discount grocery chains and expand sales at all locations. Management actively monitors the Company's mix of retail prices and will attempt to achieve further improvements in gross margin by periodically implementing adjustments in the pricing mix, to the extent permitted by competition. Due to competitive conditions, however, further improvements in the gross margin may not be achievable at this time. Management believes that competitive pressures on the Company, which have been threatening the profitability of the Company, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. In response to these developments, management will continue seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory and implementing strategic pricing adjustments as discussed above.

As indicated in the table above, operating and administrative expense, as a percent of sales for the periods presented, has remained fairly consistent.

Income Taxes:
------------

No taxes were reflected for the periods presented due to the impact of net operating loss carry forward provisions under current tax laws.

Inflation:
---------

Although currently not a significant factor, the Company continues to seek ways to cope with the threat of renewed inflation. To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the goods sold by the Company.

                               FINANCIAL CONDITION

Liquidity  and  Capital  Resources:
----------------------------------

The Company finances its working capital requirements principally through its cash flow from operations. Short-term borrowing to finance inventory purchases is provided by the Company's $500,000 line of credit from its bank. Short-term borrowings as of specific dates are presented below:

                              August 30,   May 31,   August 31,
                                 2003        2003       2002
                              -----------  --------  -----------
Michael and Diana Richardson  $    12,774  $ 22,631  $    23,895
Matthew Richardson                 29,534    32,216       37,143
Line of Credit                    175,000   199,900      340,000
                              -----------  --------  -----------
TOTAL                         $   217,308  $254,747  $   401,038
                              ===========  ========  ===========

Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Northwest Georgia Bank, which provides the Company with its line of credit.

Long-Term Debt:
--------------

At August 30, 2003, long-term debt consisted of a note payable to Northwest Georgia Bank of $356,849 to finance cash registers and peripheral equipment and a note payable to Northwest Georgia Bank of $93,038 that was incurred in April 2001 to finance the addition of the Company's seventh grocery store. In addition, two vehicles were purchased and financed through GMAC with a balance due at August 30, 2003, of $20,894. Long-term debt as of specific dates is presented below:

                                        August 30,   May 31,   August 31,
                                           2003        2003       2002
                                        -----------  --------  -----------
  Note payable, Bank, secured by
  all inventory, machinery and
  equipment, due $11,381 monthly
  plus interest at the prime rate plus
  1.5 % through September 2006.         $   356,849  $387,013  $   474,667

  Note payable, Bank, secured by
  all inventory, machinery and
  equipment, due $3,576 monthly
  plus interest at 5.75% through
  April, 2006.                               93,038   102,411      129,254

  Vehicle loans; collateralized by
  automobiles due $1,305 monthly
  through December 2004.                     20,894    24,812       36,565
                                        -----------  --------  -----------
                                        $   470,781  $514,236  $   640,486
  Less current maturities                   173,807   176,184      123,614
                                        -----------  --------  -----------
                                        $   296,974  $338,052  $   516,872
                                        ===========  ========  ===========

The following is a schedule by years of the amount of maturities of all long-term debt:

                            Year             Amount
                            ----           ---------
                            2004           $ 173,807
                            2005             177,472
                            2006             119,502


The ratio of current assets to current liabilities was 2.15 to 1 at the end of the latest quarter, August 30, 2003 compared to 2.09 to 1 on August 31, 2002 and
2.25 to 1 at the end of the fiscal year ended on May 31, 2003. Cash and cash equivalents constituted 33.00% of the total current assets at August 30, 2003, as compared to 32.94% of the total current assets at August 31, 2002 and 32.75% at May 31, 2003.

During the quarter ended August 30, 2003 retained earnings decreased as a result of the Company's net loss for the quarter.

Forward - Looking Statements:
----------------------------

Information provided by the Company, including written or oral statements made by its representatives, may contain "forward looking information" as defined in
Section 21E of the Securities Exchange Act of 1934, as amended. All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, the effects of future competition, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should by kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, the effects on ongoing price competition from competitors with greater financial resources than those of the Company, changes in consumer spending, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company's vendors, and other issues and uncertainties detailed form time-to-time in the Company's filings with the Securities and Exchange Commission.

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

ITEM 4.     CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. No change in the Company's internal control over financial reporting occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            AMERICAN CONSUMERS, INC.


                          PART II     OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on September 25, 2003, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 2004. Proxies were solicited by management in favor of seven nominees, with no solicitation in opposition to management's nominees. All of such nominees were elected, with the number of votes cast for, against, or withheld as well as the number of broker non votes and abstentions as to each nominee having been as follows:

                        TOTAL     VOTES   VOTES             BROKER
                       SHARES     CAST    CAST     VOTES     NON
NOMINEE                 VOTED     FOR    AGAINST  WITHHELD  VOTES
---------------------  -------  -------  -------  --------  ------
Michael A. Richardson  553,723  553,712       11   262,026  31,934
Paul R. Cook           553,723  553,712       11   262,026  31,934
Virgil E. Bishop       553,723  553,712       11   262,026  31,934
Thomas L. Richardson   553,723  553,712       11   262,026  31,934
Jerome P. Sims, Sr.    553,723  553,492      231   262,026  31,934
Andrew V. Douglas      553,723  553,712       11   262,026  31,934
Danny R. Skates        553,723  553,712       11   262,026  31,934


Item 6  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  The following exhibits are filed as a part of the report.

               (11) Statement re: computation of per share earnings.

               (31.1) CEO Certification pursuant to Exchange Act Rules 13a-14(a)
                      and 15d-14(a)

               (31.2) CFO Certification pursuant to Exchange Act Rules 13a-14(a)
                      and 15d-14(a)

               (32.1) CEO Certification pursuant to Exchange Act Rules 13a-14(b)
                      and 15d-14(b)

               (32.2) CFO Certification pursuant to Exchange Act Rules 13a-14(b)
                      and 15d-14(b)

          (b) During the most recent quarter, the Company has not filed a report on Form 8-K

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN CONSUMERS, INC.
                                    (Registrant)


Date:   Ocotber 14, 2003              /s/ Michael A. Richardson
       ------------------           -----------------------------------
                                    Michael A. Richardson
                                    CHAIRMAN OF THE BOARD AND
                                    CHIEF EXECUTIVE OFFICER
                                    (Principal Executive Officer)


Date:   October 14, 2003              /s/ Paul R. Cook
       ------------------           -----------------------------------
                                    Paul R. Cook
                                    EXECUTIVE VICE PRESIDENT AND
                                    TREASURER
                                    (Principal Financial Officer & Chief
                                    Accounting Officer)