Form 10-Q
period 2003-11-29
AMERICAN CONSUMERS INC
filed 2004-01-13
CIK 4811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 29, 2003
OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at January 9, 2004
COMMON STOCK - $.10 PAR VALUE                                 814,730
NON VOTING COMMON STOCK - $.10 PAR VALUE                         -
NON VOTING PREFERRED STOCK - NO PAR VALUE                        -

ITEM 1.   FINANCIAL STATEMENTS
                                          FINANCIAL INFORMATION
                                         AMERICAN CONSUMERS, INC.
                           CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                           ------------------------------  ------------------------------
                                            November 29,    November 30,    November 29,    November 30,
                                                2003            2002            2003            2002
                                           --------------  --------------  --------------  --------------

NET SALES                                  $   7,201,004   $   7,237,978   $  14,534,717   $  14,553,971
COST OF GOODS SOLD                             5,491,030       5,479,700      11,077,976      11,080,349
                                           --------------  --------------  --------------  --------------

Gross Margin                                   1,709,974       1,758,278       3,456,741       3,473,622
OPERATING EXPENSES                             1,754,769       1,757,107       3,528,466       3,514,167
                                           --------------  --------------  --------------  --------------

Operating Income (Loss)                          (44,795)          1,171         (71,725)        (40,545)

OTHER INCOME (EXPENSE)
  Interest income                                  3,418           4,348           6,836           8,658
  Other income                                    21,526          30,032          40,621          52,658
  Interest expense                                (8,864)        (15,485)        (18,732)        (30,536)
                                           --------------  --------------  --------------  --------------

Income (Loss) Before Income Tax (Benefit)        (28,715)         20,066         (43,000)         (9,765)

INCOME TAXES                                           -               -               -               -
                                           --------------  --------------  --------------  --------------

NET INCOME (LOSS)                                (28,715)         20,066         (43,000)         (9,765)

RETAINED EARNINGS:
  Beginning                                    1,497,364       1,442,137       1,511,665       1,471,997

  Redemption of common stock                         (67)           (305)            (83)           (334)
                                           --------------  --------------  --------------  --------------

  Ending                                   $   1,468,582   $   1,461,898   $   1,468,582   $   1,461,898
                                           ==============  ==============  ==============  ==============

PER SHARE:
  Net income (loss)                        $      (0.035)  $       0.025   $      (0.053)  $      (0.012)
                                           ==============  ==============  ==============  ==============

  Cash dividends                           $           -   $           -   $           -   $           -
                                           ==============  ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                             815,618         817,657         815,406         819,384
                                           ==============  ==============  ==============  ==============

                                  See Notes to Financial Statements

                                   FINANCIAL INFORMATION
                                  AMERICAN CONSUMERS, INC.
                                  CONDENSED BALANCE SHEETS


                                                                November 29,      May 31,
                                                                    2003           2003
                                                               --------------  ------------
                                      --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                              $     469,624   $   745,659
  Certificate of deposit                                             316,621       309,821
  Accounts receivable                                                119,266       113,267
  Inventories                                                      2,053,635     1,997,929
  Prepaid expenses                                                   113,525        56,141
                                                               --------------  ------------
Total current assets                                               3,072,671     3,222,817
                                                               --------------  ------------

PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                             272,023       258,122
  Furniture, fixtures and equipment                                3,037,240     2,974,836
                                                               --------------  ------------
                                                                   3,309,263     3,232,958
  Less accumulated depreciation                                   (2,507,986)   (2,409,558)
                                                               --------------  ------------
                                                                     801,277       823,400
                                                               --------------  ------------
TOTAL ASSETS                                                   $   3,873,948   $ 4,046,217
                                                               ==============  ============

                             --LIABILITIES AND STOCKHOLDERS' EQUITY--

CURRENT LIABILITIES
  Accounts payable                                             $     712,304   $   702,170
  Short-term borrowings                                              215,737       254,747
  Current maturities of long-term debt                               157,661       176,184
  Accrued sales tax                                                   94,671       115,064
  Federal and state income taxes                                       1,487           905
  Other                                                              192,993       185,353
                                                               --------------  ------------
Total current liabilities                                          1,374,853     1,434,423
                                                               --------------  ------------

LONG-TERM DEBT                                                       269,089       338,052
                                                               --------------  ------------
DEFERRED INCOME                                                          530             -
                                                               --------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                               -             -
  Nonvoting common stock - authorized 5,000,000
    shares - $.10 par value; no shares issued                              -             -
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 814,730 and 815,996 respectively         81,473        81,600
  Additional paid-in capital                                         679,421       680,477
  Retained earnings                                                1,468,582     1,511,665
                                                               --------------  ------------
Total Stockholders' Equity                                         2,229,476     2,273,742
                                                               --------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   3,873,948   $ 4,046,217
                                                               ==============  ============

                        See Notes to Financial Statements

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                      TWENTY-SIX WEEKS ENDED
                                                  ------------------------------
                                                   November 29,    November 30,
                                                       2003            2002
                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $     (43,000)  $      (9,765)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                       141,926         144,689
    Deferred income                                         530         (10,597)
    Change in operating assets and liabilities:
      Accounts receivable                                (5,999)        (16,341)
      Inventories                                       (55,706)        (97,631)
      Prepaid expenses                                  (57,384)        (71,791)
      Refundable income taxes                                 -          40,457
      Accounts payable                                   10,134         (25,231)
      Accrued sales tax                                 (20,393)        (39,677)
      Accrued income taxes                                  582          (4,000)
      Other accrued liabilities                           7,640          20,512
                                                  --------------  --------------
Net cash used in operating activities                   (21,670)        (69,375)
                                                  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   (119,803)         (2,439)
  Increase in certificate of deposit                     (6,800)         (4,144)
                                                  --------------  --------------
Net cash used in investing activities                  (126,603)         (6,583)
                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in short-term borrowings                 (57,533)        (22,115)
  Net decrease in long-term borrowing                   (68,963)        (81,812)
  Redemption of common stock                             (1,266)         (5,060)
                                                  --------------  --------------
    Net cash used in financing activities              (127,762)       (108,987)
                                                  --------------  --------------
Net decrease in cash                                   (276,035)       (184,945)
Cash and cash equivalents at beginning of period        745,659         743,370
                                                  --------------  --------------
Cash and cash equivalents at end of period        $     469,624   $     558,425
                                                  ==============  ==============

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

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company is at the discretion of the Board of Directors, which makes its decision annually at the quarterly meeting in January. The Board voted to contribute $7,500 to the plan for both calendar years 2003 and 2002.

     None of the Company's employees are represented by a union.

ITEM 2.
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                  CONDITION AND RESULTS OF OPERATIONS

                                         RESULTS OF OPERATIONS

                                              THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                        ------------------------------  ------------------------------
                                         November 29,    November 30,    November 29,    November 30,
                                             2003            2002            2003            2002
                                        --------------  --------------  --------------  --------------
Sales                                   $   7,201,004   $   7,237,978   $  14,534,717   $  14,553,971
% Sales Increase (Decrease)                    (0.51)%         (0.18)%         (0.13)%           1.17%
Gross Margin %                                  23.75%          24.29%          23.78%          23.87%
Operating and Administrative Expense:
  Amount                                $   1,754,769   $   1,757,107   $   3,528,466   $   3,514,167
  % of Sales                                    24.37%          24.28%          24.28%          24.15%
Net Income (Loss)                       $     (28,715)  $      20,066   $     (43,000)  $      (9,765)

The Company realized a pre-tax net loss of $28,715 during the quarter ended November 29, 2003 compared to a pre-tax net income of $20,066 for the quarter ended November 30, 2002. The gross margin decreased from 24.29% to 23.75% as a result of the Company trying to maintain sales levels by holding retail prices relatively steady while absorbing increases in cost for the Company's inventory. Management is currently working to reverse the situation. Management is actively monitoring the Company's mix of retail prices. Due to competitive conditions, however, improvements in the gross margin may not be achievable at this time. Management believes that competitive pressures on the Company, which have been threatening the profitability of the Company, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. In response to these developments, management will continue seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory, and as competition permits, by periodically implementing strategic adjustments in the Company's overall mix of retail prices.

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

                               FINANCIAL CONDITION

Liquidity and Capital Resources:

The Company finances its working capital requirements principally through its cash flow from operations and short-term borrowings. Short-term borrowing to finance inventory purchases is provided by the Company's $500,000 line of credit from its bank. Short-term borrowings as of specific balance sheet dates are presented below:

                              November 29,   May 31,   November 30,
                                  2003         2003        2002
                              -------------  --------  -------------
Michael and Diana Richardson  $      12,904  $ 22,631  $      24,160
Matthew Richardson                   27,833    32,216         34,048
Line of Credit                      175,000   199,900        330,000
                              -------------  --------  -------------
TOTAL                         $     215,737  $254,747  $     388,208
                              =============  ========  =============

Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Northwest Georgia Bank, which provides the Company with its line of credit.

Long-term Debt:

At November 29, 2003, long-term debt consisted of a note payable to Northwest Georgia Bank of $326,213 to finance cash registers and peripheral equipment and a note payable to Northwest Georgia Bank of $83,561 that was incurred in April 2001 to finance the addition of the Company's seventh grocery store. In addition, two vehicles were purchased and financed through GMAC with a balance due at November 29, 2003, of $16,976. Long-term debt as of the balance sheet dates presented below consisted of the following:

                                       November 29,   May 31,   November 30,
                                           2003         2003        2002
                                       -------------  --------  -------------
 Note payable, Bank, secured by
 all inventory, machinery and
 equipment, due $11,381 monthly
 plus interest at the prime rate plus
 1.5 % through September 2006.         $     326,213  $387,013  $     446,172

 Note payable, Bank, secured by
 all inventory, machinery and
 equipment, due $3,576 monthly
 plus interest at 5.75% through
 April, 2006.                                 83,561   102,411        120,523

 Vehicle loans; collateralized by
 automobiles due $1,305 monthly
 through December 2004.                       16,976    24,812         32,647
                                       -------------  --------  -------------
                                       $     426,750  $514,236  $     599,342
 Less current maturities                     157,661   176,184        119,868
                                       -------------  --------  -------------
                                       $     269,089  $338,052  $     479,474
                                       =============  ========  =============

The following is a schedule by the Company's fiscal years of the amount of maturities of all long-term debt:


                            Year            Amount
                            ----          ----------
                            2004          $  154,661
                            2005             167,472
                            2006             101,617


The ratio of current assets to current liabilities was 2.23 to 1 at the end of the latest quarter, November 29, 2003 compared to 2.13 to 1 on November 30, 2002 and 2.25 to 1 at the end of the fiscal year ended on May 31, 2003. Cash and cash equivalents constituted 25.59% of the total current assets at November 29, 2003, as compared to 30.20% of the total current assets at November 30, 2002 and 32.75% at May 31, 2003.

During the quarter ended November 29, 2003, retained earnings decreased as a result of the Company's net loss for the quarter.

Critical Accounting Policies
----------------------------

Critical accounting policies are those policies that management believes are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Management has determined valuation of its inventories as a critical accounting policy. Inventories are stated at the lower of cost or market. Cost is determined through use of the first-in, first-out ("FIFO") method, for substantially all inventories.

Off-Balance Sheet Arrangements
------------------------------

The Company had no significant off-balance sheet arrangements as of November 29, 2003.

Related Party Transactions
--------------------------

Except as discussed under "Liquidity and Capital Resources," there were no material related party transactions during the twenty-six week period ended November 29, 2003.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. We believe that our present exposure to market risk relating to interest rate risk is not material. The Company does not maintain any interest rate hedging arrangements. All of the Company's business is translated in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.


ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. No change in the Company's internal control over financial reporting occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                        AMERICAN CONSUMERS, INC.
                                        (Registrant)



Date:   January 13, 2004                  /s/ Michael A. Richardson
      ------------------                ------------------------------
                                        Michael A. Richardson
                                        CHAIRMAN
                                        (Principal Executive Officer)



Date:   January 13, 2004                  /s/ Paul R. Cook
      ------------------                ------------------------------
                                        Paul R. Cook
                                        EXECUTIVE VICE PRESIDENT AND
                                          TREASURER
                                        (Principal Financial Officer & Chief
                                        Accounting Officer)