Form 10-Q
period 2004-02-28
AMERICAN CONSUMERS INC
filed 2004-04-13
CIK 4811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 28, 2004
OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ______________

          Commission File No. 0-5815

                            AMERICAN CONSUMERS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                          8-1033765
--------------------------------                 -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
Incorporation or organization)                               Number)


               55 Hannah Way, Rossville, GA           30741
         ----------------------------------------------------
         (Address of principal executive offices)  (Zip Code)


       Registrant's Telephone Number, including Area Code: (706) 861-3347
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule
12b-2 of the Exchange Act). ( ) YES   (X)  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at April 9, 2004
COMMON STOCK - $.10 PAR VALUE                       813,410
NON VOTING COMMON STOCK - $.10 PAR VALUE             -----

ITEM 1.   FINANCIAL STATEMENTS

                                     FINANCIAL INFORMATION

                                   AMERICAN CONSUMERS, INC.

                     CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                        THIRTEEN WEEKS ENDED         THIRTY-NINE-WEEKS ENDED
                                    ---------------------------  -----------------------------
                                     February 28,    March 1,     February 28,     March 1,
                                         2004          2003           2004           2003
                                    --------------  -----------  --------------  -------------
NET SALES                           $   7,604,053   $7,496,786   $  22,138,770   $ 22,050,757
COST OF GOODS SOLD                      5,704,260    5,681,465      16,782,236     16,761,814
                                    --------------  -----------  --------------  -------------
Gross Margin                            1,899,793    1,815,321       5,356,534      5,288,943
OPERATING EXPENSES                      1,950,405    1,813,083       5,478,871      5,327,250
                                    --------------  -----------  --------------  -------------

Operating Income (Loss)                   (50,612)       2,238        (122,337)       (38,307)

OTHER INCOME (EXPENSE)
  Interest income                           3,449        4,324          10,285         12,982
  Other income                             18,946       24,394          59,567         77,052
  Loss on sale of assets                        -       (1,217)              -         (1,217)
  Interest expense                        (13,521)     (13,535)        (32,253)       (44,071)
                                    --------------  -----------  --------------  -------------
Income (Loss) Before Income Taxes         (41,738)      16,204         (84,738)         6,439
INCOME TAXES                                    -            -               -              -
                                    --------------  -----------  --------------  -------------

NET INCOME (LOSS)                         (41,738)      16,204         (84,738)         6,439

RETAINED EARNINGS:
  Beginning                             1,468,582    1,461,898       1,511,665      1,471,997

  Redemption of common stock                  (22)         (44)           (105)          (378)
                                    --------------  -----------  --------------  -------------

  Ending                            $   1,426,822   $1,478,058   $   1,426,822   $  1,478,058
                                    ==============  ===========  ==============  =============

PER SHARE:
  Net income (loss)                 $      (0.051)  $    0.020   $     ($0.104)  $      0.008
                                    ==============  ===========  ==============  =============
  Cash dividends                    $           -   $        -   $           -   $          -
                                    ==============  ===========  ==============  =============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                   814,919      818,290         815,082        818,655
                                    ==============  ===========  ==============  =============

                               See Notes to Financial Statements

                                   FINANCIAL INFORMATION

                                  AMERICAN CONSUMERS, INC.

                                 CONDENSED BALANCE SHEETS

                                                                February 28,     May 31,
                                                                    2004           2003
                                                               --------------  ------------
                              --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                              $     598,736   $   745,659
  Certificate of deposit                                             320,039       309,821
  Accounts receivable                                                106,658       113,267
  Inventories                                                      2,300,098     1,997,929
  Prepaid expenses                                                    96,496        56,141
                                                               --------------  ------------
Total current assets                                               3,422,027     3,222,817
                                                               --------------  ------------
PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                             273,615       258,122
  Furniture, fixtures and equipment                                3,229,113     2,974,836
                                                               --------------  ------------
                                                                   3,502,728     3,232,958
  Less accumulated depreciation                                   (2,586,273)   (2,409,558)
                                                               --------------  ------------
                                                                     916,455       823,400
                                                               --------------  ------------
TOTAL ASSETS                                                   $   4,338,482   $ 4,046,217
                                                               ==============  ============

                   --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                             $     884,373   $   702,170
  Short-term borrowings                                              241,150       254,747
  Current maturities of long-term debt                               241,245       176,184
  Accrued sales tax                                                   95,585       115,064
  Federal and state income taxes                                       1,736           905
  Other                                                              205,008       185,353
                                                               --------------  ------------
Total current liabilities                                          1,669,097     1,434,423
                                                               --------------  ------------
LONG-TERM DEBT                                                       481,875       338,052
                                                               --------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                               -             -
  Nonvoting common stock - authorized 5,000,000
    shares-$.10 par value; no shares issued                                -             -
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 814,510 and 815,996 respectively         81,451        81,600
  Additional paid-in capital                                         679,237       680,477
  Retained earnings                                                1,426,822     1,511,665
                                                               --------------  ------------
Total Stockholders' Equity                                         2,187,510     2,273,742
                                                               --------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   4,338,482   $ 4,046,217
                                                               ==============  ============

                             See Notes to Financial Statements

                                 FINANCIAL INFORMATION

                                AMERICAN CONSUMERS, INC.

                           CONDENSED STATEMENTS OF CASH FLOWS

                                                             THIRTY-NINE WEEKS ENDED
                                                          -----------------------------
                                                           February 28,     March 1,
                                                               2004           2003
                                                          --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $     (84,738)  $      6,439
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                               220,211        217,364
    Deferred income                                                   -        (19,048)
    Loss on sale of property and equipment                            -          1,217
    Change in operating assets and liabilities:
      Accounts receivable                                         6,609         13,181
      Inventories                                              (302,169)       (85,874)
      Prepaid expenses                                          (40,355)       (66,918)
      Refundable income taxes                                         -         42,207
      Accounts payable                                          182,203        (66,086)
      Accrued sales tax                                         (19,479)       (42,292)
      Accrued income taxes                                          831         (4,000)
      Other accrued liabilities                                  19,655         14,137
                                                          --------------  -------------
Net cash provided by (used in) operating activities             (17,232)        10,327
                                                          --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in certificate of deposit                            (10,218)       (12,416)
  Purchase of property and equipment                           (313,266)       (27,374)
  Proceeds from disposal of equipment                                 -          6,350
                                                          --------------  -------------
Net cash used in investing activities                          (323,484)       (33,440)
                                                          --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) in short-term borrowings                       (13,597)       (54,530)
  Proceeds from long-term borrowings                            350,020              -
  Principal payments on long-term debt                         (141,136)      (123,900)
  Redemption of common stock                                     (1,494)        (5,720)
                                                          --------------  -------------
    Net cash provided by (used in) financing activities         193,793       (184,150)
                                                          --------------  -------------
Net (decrease) in cash                                         (146,923)      (207,263)
Cash and cash equivalents at beginning of period                745,659        743,370
                                                          --------------  -------------
Cash and cash equivalents at end of period                $     598,736   $    536,107
                                                          ==============  =============

                           See Notes to Financial Statements

                            AMERICAN CONSUMERS, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1)  Basis of Presentation.

     The financial statements have been prepared in conformity with United States generally accepted accounting principles.

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


(2)  Commitments and Contingencies.

     Capital expenditures, other than the addition of the Company's eighth store in December 2003, are not expected to exceed $250,000 for the year.

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

ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                            THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                        ---------------------------  -----------------------------
                                         February 28,    March 1,     February 28,     March 1,
                                             2004          2003           2004           2003
                                        --------------  -----------  --------------  -------------
Sales                                   $   7,604,053   $7,496,786   $  22,138,770   $ 22,050,757
% Sales Increase                                 1.43%        2.51%           0.40%          1.62%
Gross Margin %                                  24.98%       24.21%          24.20%         23.99%
Operating and Administrative Expense:
  Amount                                $   1,950,405   $1,813,083   $   5,478,871   $  5,327,250
  % of Sales                                    25.65%       24.18%          24.75%         24.16%
Net Income (Loss)                       $     (41,738)  $   16,204   $     (84,738)  $      6,439

The Company realized a pre-tax net loss of $41,738 during the quarter ended February 28, 2004 compared to a pre-tax net income of $16,204 for the quarter ended March 1, 2003. The gross margin increase from 24.21% to 24.98% is a result of the Company adjusting its retail prices to catch up with recent wholesale price increases which were not passed on to the customer immediately. However, the increase in gross margin was offset by increased expenses related to the establishment of our eighth grocery store and same-store sales declines, as discussed below, resulting in the net loss for the period. Management is actively monitoring the Company's mix of retail prices. Due to competitive conditions, however, further improvements in the gross margin may not be achievable at this time. Management believes that competitive pressures on the Company, which have been threatening the profitability of the Company, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. In response to these developments, management will continue seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory, and as competition permits, by periodically implementing strategic adjustments in the Company's overall mix of retail prices.

As indicated in the table above, operating and administrative expenses increased from 24.18% of sales to 25.65% for the most recent quarter. This increase is a result of establishing the Company's eighth store in December of 2003 and hiring employees for a two week period prior to opening the store in order to clean the store and make necessary repairs prior to opening. During this two week period the Company incurred additional labor and occupancy expenses without any
offsetting increase in revenue from sales at the new location.   The
relationship of operating and administrative expenses to sales was also impacted by the fact that, excluding the addition of our eighth store, sales for the quarter and thirty-nine weeks ended February 28, 2004 decreased by 3.55% and 1.29%, respectively, compared to the corresponding periods in 2003.

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

                               FINANCIAL CONDITION

Liquidity and Capital Resources:

The Company finances its working capital requirements principally through its cash flow from operations. Short-term borrowing to finance inventory purchases is provided by the Company's $500,000 line of credit from its bank. Short-term borrowings as of specific dates are presented below:

                              February 28,   May 31,   March 1,
                                  2004         2003      2003
                              -------------  --------  ---------
Michael and Diana Richardson  $      13,035  $ 22,631  $  22,404
Matthew Richardson                   28,115    32,216     33,389
Line of Credit                      200,000   199,900    300,000
                              -------------  --------  ---------
TOTAL                         $     241,150  $254,747  $ 355,793
                              =============  ========  =========

Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Northwest Georgia Bank, which provides the Company with its line of credit.

Long-Term Debt:

At February 28, 2004, long-term debt consisted of a note payable to Northwest Georgia Bank of $295,261 to finance cash registers and peripheral equipment and notes payable to Northwest Georgia Bank of $73,954 incurred in April 2001 to finance the addition of the Company's seventh grocery store and $340,846 incurred in December 2003 to finance the addition of the Company's eighth grocery store. In addition, two vehicles were purchased and financed through GMAC with a balance due at February 28, 2004, of $13,059. Long-term debt as of specific dates are presented below:

                                      February 28,   May 31,   March 1,
                                          2004         2003      2003
                                      -------------  --------  ---------
Note payable, Bank, secured by
all inventory, machinery and
equipment, due $6,781 monthly
plus interest at 6% through
December 2008.                        $     340,846  $      -  $       -

Note payable, Bank, secured by
all inventory, machinery and
equipment, due $11,381 monthly
plus interest at the prime rate plus
1.5 % through September 2006.               295,261   387,013    417,014

Note payable, Bank, secured by
all inventory, machinery and
equipment, due $3,576 monthly
plus interest at 5.75% through
April, 2006.                                 73,954   102,411    111,511

Vehicle loans; collateralized by
automobiles due $1,305 monthly
through December 2004.                       13,059    24,812     28,729
                                      -------------  --------  ---------
                                      $     723,120  $514,236  $ 557,254
Less current maturities                     241,245   176,184    170,775
                                      -------------  --------  ---------
                                      $     481,875  $338,052  $ 386,479
                                      =============  ========  =========

The following is a schedule by years of the amount of maturities of all long-term debt:

                       Year                   Amount
                       ----                  --------
                       2004                  $241,245
                       2005                   232,396
                       2006                   108,350
                       2007                    74,948
                       2008                    66,181

The ratio of current assets to current liabilities was 2.05 to 1 at the end of the latest quarter, February 28, 2004 compared to 2.13 to 1 on March 1, 2003 and
2.25 to 1 at the end of the fiscal year ended on May 31, 2003. Cash, cash equivalents and the certificate of deposit constituted 26.85% of the total current assets at February 28, 2004, as compared to 30.34% of the total current assets at March 1, 2003 and 32.75% at May 31, 2003.

During the quarter ended February 28, 2004 retained earnings decreased as a result of the Company's net loss for the quarter.

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

The Company had no significant off-balance sheet arrangements as of February 28, 2004.

Related Party Transactions
--------------------------

Except as discussed under "Liquidity and Capital Resources," there were no material related party transactions during the thirty-nine week period ended February 28, 2004.

Forward - Looking Statements:
-----------------------------

Information provided by the Company, including written or oral statements made by its representatives, may contain "forward looking information" as defined in
Section 21E of the Securities Exchange Act of 1934, as amended. All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, the effects of future competition, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, the effects of ongoing price competition from competitors (some of which have greater financial resources than those of the Company), changes in consumer spending, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company's vendors, and other issues and uncertainties detailed form time-to-time in the Company's filings with the Securities and Exchange Commission.


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

     (10.1) Asset Purchase Agreement dated December 20, 2003 between the Company and Russell's Food Stores, Inc.

     (10.2) Lease Agreement for the Company's Tunnel Hill, Georgia location, dated December 20, 2003 between the Company and Tunnel Properties, LLC.

     (10.3) Commercial Variable Rate Promissory Note between the Company and Northwest Georgia Bank, dated December 17, 2003.

     (11)      Statement re: computation of per share earnings.

     (31.1) CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

     (31.2) CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

     (32.1) CEO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

     (32.2) CFO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).


(b) During the most recent quarter, the Company has not filed a report on Form 8-K.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AMERICAN CONSUMERS, INC.
                                          (Registrant)


Date:  April 13, 2004                      /s/  Michael A. Richardson
       --------------                      ------------------------------------
                                           Michael A. Richardson
                                           CHAIRMAN
                                           (Principal Executive Officer)

Date:  April 13, 2004                      /s/  Paul R. Cook
       --------------                      ------------------------------------
                                           Paul R. Cook
                                           EXECUTIVE VICE PRESIDENT
                                           AND TREASURER
                                           (Principal Financial Officer & Chief
                                           Accounting Officer)

                            AMERICAN CONSUMERS, INC.

                                  EXHIBIT INDEX


Exhibits filed with this report:


     (10.1) Asset Purchase Agreement dated December 20, 2003 between the Company and Russell's Food Stores, Inc.

     (10.2) Lease Agreement for the Company's Tunnel Hill, Georgia location, dated December 20, 2003 between the Company and Tunnel Properties, LLC.

     (10.3) Commercial Variable Rate Promissory Note between the Company and Northwest Georgia Bank, dated December 17, 2003.

     (11)      Statement re: computation of per share earnings.

     (31.1) CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

     (31.2) CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

     (32.1) CEO Certification pursuant to Exchange Act Rules 13a- 14(b) and 15d-14(b).

     (32.2) CFO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).