Form 10-K
period 2004-05-29
AMERICAN CONSUMERS INC
filed 2004-08-26
CIK 4811

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended May 29, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  _______  to  _________

Commission  File  No.  0-5815


                            AMERICAN CONSUMERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Georgia                                           58-1033765
-------------------------------                  -------------------------------
(State  or  other  jurisdiction                  (I.R.S. Employer Identification
 of  incorporation  or                            Number)
 organization)



55  Hannah  Way,  Rossville,  GA                               30741
--------------------------------------------------------------------------------
   (Address  of  principal  executive  offices)             (Zip  Code)


Registrant's Telephone Number, including Area Code:  (706) 861-3347
                                                     --------------


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.10 par value
                          -----------------------------
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

As of November 28, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $764,578. (Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by the average of available bid and asked price information for such date.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

811,802 shares of Common Stock, $0.10 par value, as of August 20, 2004.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

(1) specified portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 29, 2004, incorporated by reference into Part II of this Annual Report on Form 10-K.

(2) specified portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission for the Registrant's Annual Meeting of Shareholders to be held September 23, 2004, incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

     Incorporated in Georgia in 1968, American Consumers, Inc. (the "COMPANY"), operates eight (8) supermarkets within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee.

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

     During the fiscal year ended May 29, 2004, the Company's major supplier of staple groceries was Mitchell Grocery Corporation ("MITCHELL"), with its principal corporate offices in Albertville, Alabama. For the fiscal year ended May 29, 2004, approximately 82% of the Company's total inventory purchases of $23,209,916 were made from Mitchell.

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

     The supermarket industry is highly competitive and the principal method of competition historically has been the pricing of groceries. The Company's current major competitors now include various local and four regional chains, as well as one major national retailer (Wal-Mart). The nature of such price competition includes the sale of selected items at below cost prices as "loss-leaders" or "advertised specials," the practice of "double couponing" or matching coupon discounts with additional cash discounts, loyalty card programs, as well as the sale of certain main line items at prices below the Company's wholesale cost. The Company believes that its major competitors have been and are able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company, which puts the Company at a competitive disadvantage.

     Management believes that, in recent periods, entry into the Company's trade area by Winn Dixie, Save-A-Lot and United Grocery Outlets, and further expansion in the area by Food Lion and Wal-Mart in addition to the presence of Ingle's and Bi-Lo, have created a situation of ongoing price competition and increasingly expensive advertising and promotional activities which place an operation the size of the Company at a significant competitive disadvantage. These developments have resulted in increased pressure on the Company's market share, sales and profits during fiscal 2004, the effects of which continue to threaten the profitability of the Company.

     The addition of two stores since April of 2001 and the change in our principal inventory supplier in March of 2000 has allowed the Company to better compete in the marketplace. However, in addition to the net loss of $236,050 for the current year the Company also sustained an operating loss of $226,831 for the year ended June 1, 2002, due in part to the periodic use of more aggressive pricing strategies in an effort to compete with larger discount grocery chains and expand sales at all locations. While we have achieved some limited improvements in the Company's gross margin in recent periods, these improvements have been offset by expenses related to the opening of our eighth store in December 2003 and by same-store sales declines at other locations. Management actively monitors the Company's mix of retail prices and will attempt to achieve further improvements in gross margin, to the extent permitted by competition. A continuous effort is made to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory. Due to competitive conditions, however, further improvements in the gross margin may not be achievable.

     Management believes that competitive pressures on the Company will continue to increase over time as a result of larger competitors, which are in a better position than the Company to withstand prolonged price competition, opening more new stores in the Company's trade area.

     Backlog is not a significant factor in the Company's business.

     The Company employs approximately 103 full-time employees and approximately 140 part-time and seasonal employees.

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

                    2004          2003          2002
                 (52 Weeks)    (52 Weeks)    (52 Weeks)
                ------------  ------------  ------------

Meat            $  8,327,742  $  7,945,764  $  7,813,427
Produce            2,206,198     2,269,945     2,145,545
Grocery & Non-
Food Items        19,477,315    19,408,922    18,941,456

ITEM 2.  PROPERTIES

     The executive offices of the Company are located in a 4,000 square-foot office building on Hannah Way, just off Battlefield Parkway in Rossville, Georgia, which the Company holds under a lease for a term of five years, expiring in September, 2006.

     The Company's supermarkets are located in Ringgold, LaFayette, Chatsworth, Chickamauga and Tunnel Hill, Georgia; Stevenson, Alabama; and Dayton and Jasper, Tennessee. All of the eight locations are leased from unaffiliated landlords. Summary information concerning these leases is presented below:

                 Square      Current Lease        Renewal
Location         Footage         Term             Options
---------------  -------  -------------------  -------------
Ringgold, GA      14,400  12/01/02 - 11/30/07         -
LaFayette, GA     20,500  01/01/02 - 01/31/07  2-5 yr. terms
Chatsworth, GA    24,360  04/29/03 - 04/30/08  2-5 yr. terms
Chickamauga, GA   13,840  01/01/96 - 12/31/04  2-5 yr. terms
Tunnel Hill, GA   18,900  01/01/04 - 08/31/07  3-5 yr. terms
Stevenson, AL     23,860  06/01/04 - 05/31/09  1-5 yr. term
Dayton, TN        23,004  08/01/02 - 07/31/07  1-5 yr. term
Jasper, TN        25,000  04/28/01 - 04/30/06  3-5 yr. terms
                 -------
                 163,864
                 =======

     The supermarkets in Ringgold, LaFayette, Chatsworth and Tunnel Hill, Georgia; Stevenson, Alabama; and Dayton, Tennessee, are located in strip shopping centers. The stores in Chickamauga, Georgia and Jasper, Tennessee are free-standing.

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

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The Company's Board of Directors appoints the Company's Executive Officers for a term of one year. The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company's Executive Officers are set forth in the following table:

Name and Year          Office(s) Presently
First Elected as       Held, Business Experience
Executive Officer      and Certain Directorships                  Age
---------------------  -------------------------------  ------------------------

Michael A. Richardson  Chairman of the Board of                               58
1977                   Directors, President, Chief
                       Executive Officer, member of
                       the Executive Committee of
                       the Board of Directors.

Virgil E. Bishop       Vice-President, Director,                              65
1974                   member of the Executive
                       Committee of the Board
                       of Directors.

Paul R. Cook           Executive Vice-President,                              54
1987                   Treasurer, Chief Financial
                       Officer, Director, member of
                       the Executive Committee of
                       the Board of Directors.
                       Director of Capital Bank,
                       Fort Oglethorpe, Georgia
                       since May 1993.

James E. Floyd         Vice-President, member of                              60
1991                   the Executive Committee
                       (ex-officio).  From 1966 to
                       1991, Mr. Floyd was
                       Grocery Supervisor for
                       the Company.

Reba S. Southern       Secretary, member of the                               51
1991                   Executive Committee (ex-
                       officio).  From 1972 to 1991,
                       Mrs. Southern was Administra-
                       tive Assistant for the Company.

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Issuer Repurchases:
------------------

The following table presents information with respect to repurchases of common stock made by the Company during the fourth quarter of the fiscal year covered by this report:

                                                     Total Number of
                                       Average      Shares Purchased  Maximum Number of
                                        Price               as           Shares that May
                   Total Number         Paid            Part of a              Yet
                    of Shares            per             Publicly         Be Purchased
Period            Purchased (1)         Share         Announced Plan    Under the Plan
------          ----------------  -----------------  ----------------  ----------------

February 29 -
March 27, 2004                 -                  -                 -                 -

March 28 -
April 24, 2004             1,100  $            1.00                 -                 -

April 25 - May
29, 2004                       -                  -                 -                 -

TOTAL                      1,100  $            1.00                 -                 -
                ================  =================  ================  ================

(1) Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.


The remaining information required by this Item is incorporated herein by reference to page 4 of the Company's Annual Report to security holders for the fiscal year ended May 29, 2004.

ITEM 6.  SELECTED  FINANCIAL  DATA

The information required by this Item is incorporated herein by reference to page 3 of the Company's Annual Report to security holders for the fiscal year ended May 29, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 5 through 9 of the Company's Annual Report to security holders for the fiscal year ended May 29, 2004.

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

ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The information required by this Item is incorporated herein by reference to pages 10 through 23 of the Company's Annual Report to security holders for the fiscal year ended May 29, 2004.

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

                                    PART III
                                    --------

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Executive Officers
------------------

Information concerning the Company's Executive Officers is set forth in Part I of this report on Form 10-K under the caption "Executive Officers of the Company."

Audit Committee Financial Expert
--------------------------------

All four of the Company's independent directors currently serve on the Audit Committee, and each is an experienced business professional. Thomas L. Richardson is the retired chief executive officer of Learning Labs, Inc., a position he held for 27 years. He and Jerome P. Sims, Sr. each have had over 30 years of experience in reviewing the Company's financial reporting process through service as independent directors. Danny R. Skates has 10 years of senior management experience as Vice President and General Manager of Jackson Chevrolet Pontiac Buick GMC, and Andrew V. Douglas has had extensive experience with the business of independent grocery retailers such as the Company through his service as a retail counselor for Fleming Companies, Inc., our former principal supplier. Accordingly, in light of their backgrounds and their understanding of the Company's business, the Board of Directors believes that the members of the Audit Committee will be able to provide effective oversight for the Company's financial reporting process and its relationship with its independent accountants. Nevertheless, the Company's Board of Directors has not determined that any member of the Company's Audit Committee qualifies as an "audit committee financial expert" under the SEC's detailed, technical definition of that term.

Code of Ethics
--------------

The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") which applies to its principal executive officer, principal financial officer and principal accounting officer or controller, and any persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Report.

The remaining information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 23, 2004, under the headings "INFORMATION ABOUT NOMINEES FOR DIRECTOR" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11.  EXECUTIVE  COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 23, 2004, under the headings "DIRECTORS' COMMITTEES, FEES AND ATTENDANCE," "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 23, 2004, under the headings "PRINCIPAL SHAREHOLDERS" and "INFORMATION ABOUT NOMINEES FOR DIRECTOR."

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 23, 2004, under the heading "CERTAIN TRANSACTIONS."

ITEM 14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 23, 2004, under the heading "AUDITORS FEES."

                                    PART IV
                                    -------

ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON FORM 8-K

(a)  1.   The following  Financial  Statements  included  in  the Company's 2004
          Annual Report to the security holders for the fiscal year ended May 29, 2004, are incorporated by reference in Item 8 hereof:

          -    Report  of  Independent  Registered  Public  Accounting  Firm

          -    Balance  Sheets  -  May  29,  2004  and  May  31,  2003

          - Statements of Income and Changes in Stockholders' Equity - Fiscal Years Ended May 29, 2004; May 31, 2003 and June 1, 2002

          - Statements of Cash Flows - Fiscal Years Ended May 29, 2004; May 31, 2003 and June 1, 2002

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

Exhibit 10.5   Renewal Lease Agreement for the Company's
               Stevenson, Alabama location.

Exhibit 10.6   Lease Agreement for the Company's Dayton,
               Tennessee location.

Exhibit 10.7   Lease Agreement for the Company's Executive
               Offices.

Exhibit 10.8   Lease Agreement for the Company's Jasper,
               Tennessee location.

Exhibit 10.9 Commercial Variable Rate Promissory Note between the Company and Northwest Georgia Bank, dated April 30,2001.


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

Exhibit 10.12 Commercial Variable Rate Promissory Note between the Company and Northwest Georgia
               Bank, dated September 11, 2001.

Exhibit 10.13  Commercial Security Agreement between
               the Company and Northwest Georgia Bank,
               dated September 11, 2001.

Exhibit 10.14 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated June 1, 2002.

Exhibit 10.15  First Lease Amendment Agreement for the Company's
               Chatsworth, Georgia location, dated March 19, 2003.

Exhibit 10.16 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated May 30,2003.

Exhibit 10.17  Description of the Company's Bonus Plan.

Exhibit 10.18 Asset Purchase Agreement dated December 20,2003 between the Company and Russell's Food Stores, Inc.

Exhibit 10.19 Lease Agreement for the Company's Tunnel Hill, Georgia location, dated December 20, 2003 between the Company and Tunnel Properties, LLC.

Exhibit 10.20 Commercial Variable Rate Promissory Note between the Company and Northwest Georgia Bank, dated December 17, 2003.

Exhibit 10.21 Demand Note with Variable Interest Rate between the Company and Michael A. and Diana K. Richardson.

Exhibit 10.22 Demand Note with Variable Interest Rate between the Company and Matthew A. Richardson.

Exhibit 13     Information Incorporated by Reference
               from Annual Report to Shareholders for
               the Fiscal Year ended May 29, 2004.

Exhibit 14     Code of Business Conduct and Ethics.

Exhibit 23     Consent of Hazlett, Lewis & Bieter, PLLC.

Exhibit 31.1 C.E.O. Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

Exhibit 31.2 C.F.O. Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

Exhibit 32.1 C.E.O. Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

Exhibit 32.2 C.F.O. Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

(b) The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN CONSUMERS, INC.

Date: August 23, 2004     By:   /s/  Michael A. Richardson
                                --------------------------
                                Michael A. Richardson
                                Chairman of the Board,
                                President and Chief
                                Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                         TITLE                    DATE
     ---------                         -----                    ----


/s/  Michael A. Richardson       Chairman of the Board,       August 23, 2004
----------------------------     President and Chief
Michael A. Richardson            Executive Officer

/s/  Paul  R.  Cook              Executive Vice-              August 23, 2004
----------------------------     President, Chief
Paul  R.  Cook                   Financial Officer,
                                 Treasurer (Chief
                                 Accounting Officer) and
                                 Director

/s/  Virgil  E.  Bishop          Vice-President and           August 23, 2004
----------------------------     Director
Virgil  E.  Bishop

/s/  Danny  R.  Skates           Director                     August 23, 2004
----------------------------
Danny  R.  Skates

/s/  Thomas  L.  Richardson      Director                     August 23, 2004
----------------------------
Thomas  L.  Richardson

----------------------------     Director                     August __, 2004
Jerome  P.  Sims,  Sr.

/s/  Andrew  V.  Douglas         Director                     August 23, 2004
----------------------------
Andrew  V.  Douglas

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

Exhibit 10.15 First Lease Amendment Agreement for the Company's Chatsworth, Georgia location, dated March 19, 2003. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended May 31, 2003.

Exhibit 10.16 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated May 30, 2003. Incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended May 31, 2003.

Exhibit 10.17 Description of the Company's Bonus Plan. Incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended May 31, 2003.

Exhibit 10.18 Asset Purchase Agreement dated December 20, 2003 between the Company and Russell's Food Stores, Inc. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended February 28, 2004.

Exhibit 10.19 Lease Agreement for the Company's Tunnel Hill, Georgia location, dated December 20, 2003 between the Company and Tunnel Properties, LLC. Incorporated by reference to
               Exhibit 10.2 to Form 10-Q for the quarterly period ended February 28, 2004.

Exhibit 10.20  Commercial Variable Rate Promissory Note between the
               Company and Northwest Georgia Bank, dated December 17, 2003. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended February 28, 2004.

Exhibit 10.21 Demand Note with Variable Interest Rate between the Company and Michael A. and Diana K. Richardson. Filed herewith.

Exhibit 10.22 Demand Note with Variable Interest Rate between the Company and Matthew A. Richardson. Filed herewith.

Exhibit 13     Information Incorporated by Reference from
               Annual Report to Shareholders for the
               Fiscal Year ended May 29, 2004.  Filed
               herewith.

Exhibit 14     Code of Business Conduct and Ethics.  Filed herewith.

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