Form 10-Q
period 2004-08-28
AMERICAN CONSUMERS INC
filed 2004-10-12
CIK 4811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.    20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 28, 2004
OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

         Commission File No. 0-5815

                            AMERICAN CONSUMERS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                  GEORGIA                              58-1033765
                  -------                              ----------
    (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)                      Number)

                55 Hannah Way, Rossville, GA                30741
                -------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

       Registrant's Telephone Number, including Area Code: (706) 861-3347
       __________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [_] YES [X] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at October 8, 2004
COMMON STOCK - $ .10 PAR VALUE                           806,522
NON VOTING COMMON STOCK - $ .10 PAR VALUE                  ----
NON VOTING PREFERRED STOCK - NO PAR VALUE                  ----

                        PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                      FINANCIAL INFORMATION
                    AMERICAN CONSUMERS, INC.
      CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                       THIRTEEN WEEKS ENDED
                                    ---------------------------
                                     August 28,     August 30,
                                        2004           2003
                                    -------------  ------------
NET SALES                           $  8,025,971   $ 7,333,712
COST OF GOODS SOLD                     6,096,749     5,586,946
                                    -------------  ------------

Gross Margin                           1,929,222     1,746,766
OPERATING EXPENSES                     2,063,419     1,773,696
                                    -------------  ------------

Operating Loss                          (134,197)      (26,930)

OTHER INCOME (EXPENSE)
  Interest income                            947         3,418
  Other income                            23,047        19,095
  Interest expense                       (14,681)       (9,868)
                                    -------------  ------------

Loss Before Income Tax (Benefit)        (124,884)      (14,285)

INCOME TAXES (BENEFIT)                         -             -
                                    -------------  ------------

NET LOSS                                (124,884)      (14,285)

RETAINED EARNINGS:
  Beginning                            1,275,445     1,511,665

  Redemption of common stock                (106)          (16)
                                    -------------  ------------

  Ending                            $  1,150,455   $ 1,497,364
                                    =============  ============

PER SHARE:
  Net loss                          $     (0.154)  $    (0.018)
                                    =============  ============

  Cash dividends                    $      0.000   $     0.000
                                    =============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                     811,910       815,830
                                    =============  ============


             See Notes to Financial Statements

                                  FINANCIAL INFORMATION
                                 AMERICAN CONSUMERS, INC.
                                 CONDENSED BALANCE SHEETS

                                                                August 28,     May 29,
                                                                   2004          2004
                                                               ------------  ------------
                                    --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                              $   437,083   $   335,135
  Certificate of deposit                                           300,000       323,488
  Accounts receivable                                               98,630       137,463
  Inventories                                                    2,196,777     2,363,973
  Prepaid expenses                                                 115,065        65,369
                                                               ------------  ------------
Total current assets                                             3,147,555     3,225,428
                                                               ------------  ------------

PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                           273,615       273,615
  Furniture, fixtures and equipment                              3,251,515     3,236,063
                                                               ------------  ------------
                                                                 3,525,130     3,509,678
  Less accumulated depreciation                                 (2,720,486)   (2,644,738)
                                                               ------------  ------------
                                                                   804,644       864,940
                                                               ------------  ------------
TOTAL ASSETS                                                   $ 3,952,199   $ 4,090,368
                                                               ============  ============

                        --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                             $   798,528   $   788,330
  Short-term borrowings                                            365,466       340,050
  Current maturities of long-term debt                             239,399       241,510
  Accrued sales tax                                                 97,687        96,259
  Federal and state income taxes                                     1,557           957
  Other                                                            179,034       167,588
                                                               ------------  ------------
Total current liabilities                                        1,681,671     1,634,694
                                                               ------------  ------------
LONG-TERM DEBT                                                     361,914       420,568
                                                               ------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                             -             -
  Nonvoting common stock - authorized 5,000,000
    shares-$.10 par value; no shares issued                              -             -
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 811,802 and 813,410 respectively       81,180        81,341
  Additional paid-in capital                                       676,979       678,320
  Retained earnings                                              1,150,455     1,275,445
                                                               ------------  ------------
Total Stockholders' Equity                                       1,908,614     2,035,106
                                                               ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 3,952,199   $ 4,090,368
                                                               ============  ============

                            See Notes to Financial Statements

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                       CONSENSED STATEMENTS OF CASH FLOWS

                                                       THIRTEEN WEEKS ENDED
                                                    --------------------------
                                                     August 28,    August 30,
                                                        2004          2003
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $  (124,884)  $   (14,285)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                        75,748        68,812
    Deferred income                                           -         2,119
    Change in operating assets and liabilities:
      Accounts receivable                                38,833        26,555
      Inventories                                       167,196        23,218
      Prepaid expenses                                  (49,696)      (34,013)
      Accounts payable                                   10,198       117,374
      Accrued sales tax                                   1,428       (22,720)
      Accrued income taxes                                  600         1,609
      Other accrued liabilities                          11,446           617
                                                    ------------  ------------
Net cash provided by operating activities               130,869       169,286
                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property                                  (15,452)      (84,022)
                                                    ------------  ------------
Net cash used in investing activities                   (15,452)      (84,022)
                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings       25,416       (37,439)
  Net (decrease) in long-term borrowing                 (60,765)      (43,455)
  Redemption of common stock                             (1,608)         (248)
                                                    ------------  ------------
    Net cash (used in) financing activities             (36,957)      (81,142)
                                                    ------------  ------------
Net increase in cash                                     78,460         4,122
Cash and cash equivalents at beginning of period        658,623     1,055,480
                                                    ------------  ------------
Cash and cash equivalents at end of period          $   737,083   $ 1,059,602
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

     The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Corporation's 2004 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.


     (2)     Commitments and Contingencies.

     Capital expenditures are not expected to exceed $150,000 for the year.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS

                                          THIRTEEN WEEKS ENDED
                                       --------------------------
                                        August 28,    August 30,
                                           2004          2003
                                       ------------  ------------
Sales                                  $ 8,025,971   $ 7,333,712
% Sales Increase                              9.44%          .24%
Gross Margin                                 24.04%        23.82%
Operating and Administrative Expense:
  Amount                               $ 2,063,419   $ 1,773,696
  % of Sales                                 25.71%        24.19%
Net Loss                               $  (124,884)  $   (14,285)

The Company realized a pre-tax net loss of $124,884 during the quarter ended August 28, 2004 compared to a pre-tax net loss of $14,285 for the quarter ended August 30, 2003. The 9.44% increase in sales for the 2004 period as compared to the first quarter of fiscal 2003 is nearly all attributable to the addition of the Company's eighth grocery store in December 2003, as sales remained essentially flat at the other seven locations. Since management began working on the Company's gross margin during the quarter ended August 31, 2002, gross margin increased from 22.79% for the fiscal year ended June 1, 2002 to 23.97% for both the past two fiscal years. As the results of recent quarters demonstrate, however, the Company has not been able to sustain additional improvements in the gross margin. Thus, while the gross margin was slightly higher for the quarter ended August 28, 2004 as compared to the first quarter of the prior year, it remained relatively flat versus results for the full fiscal year. Management is actively monitoring the Company's mix of retail prices.
Due to competitive conditions, however, further improvements in the gross margin may not be achievable at this time. Management believes that competitive pressures on the Company's sales and profits will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. In response to these developments, management will continue seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory, and as competition permits, by periodically implementing strategic adjustments in the Company's overall mix of retail prices.

As indicated in the table above, operating and administrative expenses increased from 24.19% of sales to 25.71% for the most recent quarter. This reflects the continuation of a trend which saw operating and administrative expenses equal to 25.40% of sales for the quarter ended May 29, 2004 and 25.65% of sales for the quarter ended February 28, 2004. The overall increase in operating and administrative expenses in recent periods is due primarily to increases in store payroll, repairs and insurance. A portion of this increase resulted from the addition of the Company's eighth grocery store in December 2003, while the remainder reflects an increase in these expenses at the Company's other seven stores while same store sales remained essentially flat as compared to the quarter ended August 30, 2003.

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

                               FINANCIAL CONDITION

Liquidity and Capital Resources:
-------------------------------

The Company finances its working capital requirements principally through its cash flow from operations. Short-term borrowing to finance inventory purchases is provided by the Company's $500,000 line of credit from its bank. Short-term borrowings as of specific dates are presented below:

                               August 28,   May 29,   August 30,
                                 2004        2004       2003
                              -----------  --------  -----------
Michael and Diana Richardson  $    13,302  $ 13,166  $    12,774
Matthew Richardson                 27,164    26,884       29,534
Line of Credit                    325,000   300,000      175,000
                              -----------  --------  -----------
TOTAL                         $   365,466  $340,050  $   217,308
                              ===========  ========  ===========

Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Northwest Georgia Bank, which provides the Company with its line of credit.

Long-Term Debt:
--------------

At August 28, 2004, long-term debt consisted of a note payable to Northwest Georgia Bank of $232,483 to finance cash registers and peripheral equipment, as well as notes payable to Northwest Georgia Bank of $54,381 incurred in April 2001 to finance the addition of the Company's seventh grocery store and $309,226 incurred in December 2003 to finance the addition of the Company's eighth grocery store. In addition, two vehicles were purchased and financed through GMAC with a balance due at August 28, 2004, of $5,223. Long-term debt as of specific dates are presented below:

                                            August 28,   May 29,   August 30,
                                              2004        2004       2003
                                           -----------  --------  -----------
     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $11,381 monthly
     plus interest at the prime rate plus
     1.5 % through September 2006.         $   232,483  $264,000  $   356,849

     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $6,781 monthly
     plus interest at 6% through
     December 2008.                            309,226   324,725            -

     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $3,576 monthly
     plus interest at 5.75% through
     April, 2006.                               54,381    64,212       93,038

     Vehicle loans; collateralized by
     automobiles due $1,305 monthly
     through December 2004.                      5,223     9,141       20,894
                                           -----------  --------  -----------
                                           $   601,313  $662,078  $   470,781
     Less current maturities                   239,399   241,510      173,807
                                           -----------  --------  -----------
                                           $   361,914  $420,568  $   296,974
                                           ===========  ========  ===========

The following is a schedule by years of the amount of maturities of all long-term debt:

               Year                  Amount
               ----                 --------
               2004                $239,399
               2005                 185,832
               2006                  72,793
               2007                  77,282
               2008                  26,007

The ratio of current assets to current liabilities was 1.87 to 1 at the end of the latest quarter, August 28, 2004 compared to 2.15 to 1 on August 30, 2003 and
1.97 to 1 at the end of the fiscal year ended on May 29, 2004. Cash and cash equivalents constituted 23.42% of the total current assets at August 28, 2004, as compared to 33.00% of the total current assets at August 30, 2003 and 20.42% at May 29, 2004.

During the quarter ended August 28, 2004 retained earnings decreased as a result of the Company's net loss for the quarter.

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

Management has determined valuation of its inventories as a critical accounting policy. Inventories are stated at the lower of average cost or market.

Off-Balance Sheet Arrangements
------------------------------

The Company had no significant off-balance sheet arrangements as of August 28, 2004.

Related Party Transactions
--------------------------

Except as discussed under "Liquidity and Capital Resources," there were no material related party transactions during the thirteen week period ended August 28, 2004.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate, but approximately 85% of the outstanding balance of such debt is subject to a fixed "floor" rate of 6.0%, which exceeds the current prime rate. Accordingly, we believe that our present exposure to market risk relating to interest rate risk is not material. The Company does not maintain any interest rate hedging arrangements. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.

ITEM 4.   CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. No change in the Company's internal control over financial reporting occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            AMERICAN CONSUMERS, INC.

                          PART II     OTHER INFORMATION


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)   Issuer Repurchases:
      ------------------

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:

                                 Average     Total Number of     Maximum Number of
                 Total Number     Price    Shares Purchased as  Shares that May Yet
                   of Shares    Paid per   Part of a Publicly      Be Purchased
Period           Purchased (1)    Share      Announced Plan       Under the Plan
---------------  -------------  ---------  -------------------  -------------------
May 30 -
June 26, 2004           1375.0  $    1.00                    -                    -

June 27 -
July 31, 2004                -          -                    -                    -

August 1 -
August 28, 2004          233.2       1.00                    -                    -
                 -------------  ---------  -------------------  -------------------
TOTAL                  1,608.2  $    1.00                    -                    -
                 =============  =========  ===================  ===================

(1) Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on September 23, 2004, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 2004. Proxies were solicited by management in favor of seven nominees, with no solicitation in opposition to management's nominees. All of such nominees were elected, with the number of votes cast for, against, or withheld as well as the number of broker non votes and abstentions as to each nominee having been as follows:

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


                                 AMERICAN CONSUMERS, INC.
                                 (Registrant)


Date:  October 12, 2004            /s/ Michael A. Richardson
       ----------------          -----------------------------------------------
                                 Michael A. Richardson
                                 CHAIRMAN OF THE BOARD AND
                                 CHIEF EXECUTIVE OFFICER
                                 (Principal Executive Officer)


Date:  October 12, 2004            /s/  Paul R. Cook
       ----------------          -----------------------------------------------
                                 Paul R. Cook
                                 EXECUTIVE VICE PRESIDENT AND
                                 TREASURER
                                 (Principal Financial Officer & Chief Accounting
                                 Officer)