Form 10-Q
period 2004-11-27
AMERICAN CONSUMERS INC
filed 2005-01-11
CIK 4811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 27, 2004
OR

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

       Registrant's Telephone Number, including Area Code: (706) 861-3347
   __________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at January 10, 2005
COMMON STOCK - $ .10 PAR VALUE                              804,872
NON VOTING COMMON STOCK - $ .10 PAR VALUE                    ----
NON VOTING PREFERRED STOCK - NO PAR VALUE                    ----

                                   PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      FINANCIAL INFORMATION
                                    AMERICAN CONSUMERS, INC.
                      CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                       THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                  ------------------------------  ------------------------------
                                   November 27,    November 29,    November 27,    November 29,
                                       2004            2003            2004            2003
                                  --------------  --------------  --------------  --------------

NET SALES                         $   8,182,495   $   7,201,004   $  16,208,466   $  14,534,717
COST OF GOODS SOLD                    6,206,884       5,491,030      12,303,633      11,077,976
                                  --------------  --------------  --------------  --------------

Gross Margin                          1,975,611       1,709,974       3,904,833       3,456,741
OPERATING EXPENSES                    1,969,071       1,754,769       4,032,490       3,528,466
                                  --------------  --------------  --------------  --------------

Operating Income (Loss)                   6,540         (44,795)       (127,657)        (71,725)

OTHER INCOME (EXPENSE)
  Interest income                           860           3,418           1,807           6,836
  Other income                           30,179          21,526          53,226          40,621
  Interest expense                      (14,881)         (8,864)        (29,562)        (18,732)
                                  --------------  --------------  --------------  --------------

Income (Loss) Before Income Tax          22,698         (28,715)       (102,186)        (43,000)

INCOME TAXES (BENEFIT)                        -               -               -               -
                                  --------------  --------------  --------------  --------------

NET INCOME (LOSS)                        22,698         (28,715)       (102,186)        (43,000)

RETAINED EARNINGS:
  Beginning                           1,150,455       1,497,364       1,275,445       1,511,665

  Redemption of common stock               (400)            (67)           (506)            (83)
                                  --------------  --------------  --------------  --------------

  Ending                          $   1,172,753   $   1,468,582   $   1,172,753   $   1,468,582
                                  ==============  ==============  ==============  ==============

PER SHARE:
  Net income (loss)               $       0.028   $      (0.035)  $      (0.126)  $      (0.053)
                                  ==============  ==============  ==============  ==============

  Cash dividends                  $           -   $           -   $           -   $           -
                                  ==============  ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                 810,425         815,618         808,941         815,406
                                  ==============  ==============  ==============  ==============

                                See Notes to Financial Statements

                                   FINANCIAL INFORMATION
                                  AMERICAN CONSUMERS, INC.
                                  CONDENSED BALANCE SHEETS


                                                                November 27,     May 29,
                                                                    2004           2004
                                                               --------------  ------------
                                    --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                              $     309,554   $   335,135
  Certificate of deposit                                             300,869       323,488
  Accounts receivable                                                173,113       137,463
  Inventories                                                      2,357,209     2,363,973
  Prepaid expenses                                                   119,136        65,369
                                                               --------------  ------------
Total current assets                                               3,259,881     3,225,428
                                                               --------------  ------------

PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                             273,615       273,615
  Furniture, fixtures and equipment                                3,260,359     3,236,063
                                                               --------------  ------------
                                                                   3,533,974     3,509,678
  Less accumulated depreciation                                   (2,791,179)   (2,644,738)
                                                               --------------  ------------
                                                                     742,795       864,940
                                                               --------------  ------------
TOTAL ASSETS                                                   $   4,002,676   $ 4,090,368
                                                               ==============  ============

                      --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                             $     792,999   $   788,330
  Short-term borrowings                                              437,387       340,050
  Current maturities of long-term debt                               241,835       241,510
  Accrued sales tax                                                  104,345        96,259
  Federal and state income taxes                                         503           957
  Other                                                              198,666       167,588
                                                               --------------  ------------
Total current liabilities                                          1,775,735     1,634,694
                                                               --------------  ------------
LONG-TERM DEBT                                                       301,679       420,568
                                                               --------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                               -             -
  Nonvoting common stock - authorized 5,000,000
    shares-$.10 par value; no shares issued                                -             -
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 805,752 and 813,410 respectively         80,575        81,341
  Additional paid-in capital                                         671,934       678,320
  Retained earnings                                                1,172,753     1,275,445
                                                               --------------  ------------
Total Stockholders' Equity                                         1,925,262     2,035,106
                                                               --------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   4,002,676   $ 4,090,368
                                                               ==============  ============

                             See Notes to Financial Statements

                               FINANCIAL INFORMATION
                              AMERICAN CONSUMERS, INC.
                         CONSENSED STATEMENTS OF CASH FLOWS

                                                         TWENTY-SIX WEEKS ENDED
                                                     ------------------------------
                                                      November 27,    November 29,
                                                          2004            2003
                                                     --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $    (102,186)  $     (43,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                          152,132         141,926
    Deferred income                                              -             530
    Change in operating assets and liabilities:
      Accounts receivable                                  (35,650)         (5,999)
      Inventories                                            6,764         (55,706)
      Prepaid expenses                                     (53,767)        (57,384)
      Accounts payable                                       4,669          10,134
      Accrued sales tax                                      8,086         (20,393)
      Accrued income taxes                                    (454)            582
      Other accrued liabilities                             31,078           7,640
                                                     --------------  --------------
Net cash provided by (used in) operating activities         10,672         (21,670)
                                                     --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property                                     (29,987)       (119,803)
                                                     --------------  --------------
  Decrease (increase) in certificate of deposit             22,619          (6,800)
                                                     --------------  --------------
Net cash used in investing activities                       (7,368)       (126,603)
                                                     --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings          97,337         (57,533)
  Net decrease in long-term borrowing                     (118,564)        (68,963)
  Redemption of common stock                                (7,658)         (1,266)
                                                     --------------  --------------
    Net cash used in financing activities                  (28,885)       (127,762)
                                                     --------------  --------------
Net decrease in cash                                       (25,581)       (276,035)
Cash and cash equivalents at beginning of period           335,135         745,659
                                                     --------------  --------------
Cash and cash equivalents at end of period           $     309,554   $     469,624
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

The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Company's 2004 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.


(2)   Commitments and Contingencies.

Capital expenditures are not expected to exceed $150,000 for the year.

The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age
19. Any contribution by the Company is at the discretion of the Board of Directors, which makes its decision annually at the quarterly meeting in January. The Board voted to contribute $7,500 to the plan for both calendar years 2004 and 2003.

None of the Company's employees are represented by a union.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                    THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                               ------------------------------  ------------------------------
                                November 27,    November 29,    November 27,    November 29,
                                    2004            2003            2004            2003
                               --------------  --------------  --------------  --------------

Sales                          $   8,182,495   $   7,201,004   $  16,208,466   $  14,534,717
% Sales Increase (Decrease)            13.63%         (0.51)%          11.52%         (0.13)%
Gross Margin %                         24.14%          23.75%          24.09%          23.78%
Operating and Administrative
Expense:
  Amount                       $   1,969,071   $   1,754,769   $   4,032,490   $   3,528,466
  % of Sales                           24.06%          24.37%          24.88%          24.28%
Net Income (Loss)              $      22,698   $     (28,715)  $    (102,186)  $     (43,000)


The Company realized a pre-tax net income of $22,698 during the quarter ended November 27, 2004 compared to a pre-tax net loss of $28,715 for the quarter ended November 29, 2003. For the six months ended November 27, 2004, the Company realized a pre-tax net loss of $102,186 compared to a pre-tax net loss of $43,000 for the prior year period. The majority of the sales increases of 13.63% and 11.52% for the quarter and six month periods, respectively, is attributable to the addition of the Company's eighth grocery store in December 2003. The remainder of the sales increase (3.92% for the quarter and 1.85% for the six month period) is primarily attributable to increased sales at one store, where a nearby competitor recently closed.

The gross margin increased slightly for both the quarter and six month periods presented, as compared to the prior year. This is consistent with the slight increase recorded for the previous quarter ended August 28, 2004, at which time the gross margin was 24.04%. Management began working on the Company's gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002. Management actively monitors both the gross margin and the Company's retail pricing structure. As we have previously noted, however, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company's ability to pass through price increases experienced at the wholesale level. Accordingly, further improvements in the gross margin may not be achievable at this time. Management believes that competitive pressures on the Company, which have been threatening the profitability of the Company, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. In response to these developments, management will continue seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory, and as competition permits, by periodically implementing strategic adjustments in the Company's overall mix of retail prices.

As indicated in the table above, the trend noted in prior quarters of operating and administrative expenses increasing as a percent of sales appears to have moderated, as operating and administrative expenses remained fairly consistent in relation to sales for the periods presented. This is attributable to the slight increases in same-store sales noted above for the quarter and six-month periods, which had the effect of balancing some of the increases in store payroll, repairs and insurance that led to the increased ratio for prior periods.

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


                               FINANCIAL CONDITION

Liquidity and Capital Resources:
-------------------------------

The Company finances its working capital requirements principally through its cash flow from operations. Short-term borrowing to finance inventory purchases is provided by the Company's $500,000 line of credit from its bank. Short-term borrowings as of specific dates are presented below:

                              November 27,    May 29,   November 29,
                                  2004         2004        2003
                              -------------  --------  -------------
Michael and Diana Richardson  $      13,466  $ 13,166  $      12,904
Matthew Richardson                   23,941    26,884         27,833
Line of Credit                      400,000   300,000        175,000
                              -------------  --------  -------------
TOTAL                         $     437,387  $340,050  $     215,737
                              =============  ========  =============

Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Northwest Georgia Bank, which provides the Company with its line of credit. Michael Richardson is Chairman of the Board and Chief Executive Officer of the Company. Diana Richardson is the wife of Michael Richardson, and Matthew Richardson is their son.

Long-Term Debt:
--------------

At November 27, 2004, long-term debt consisted of a note payable to Northwest Georgia Bank of $200,900 to finance cash registers and peripheral equipment, as well as notes payable to Northwest Georgia Bank of $47,766 incurred in April 2001 to finance the addition of the Company's seventh grocery store and $293,542 incurred in December 2003 to finance the addition of the Company's eighth grocery store. In addition, two vehicles were purchased and financed through GMAC with a balance due at November 27, 2004, of $1,306. Long-term debt as of specific dates is presented below:

                                         November 27,    May 29,   November 29,
                                             2004         2004        2003
                                         -------------  --------  -------------
   Note payable, Bank, secured by
   all inventory, machinery and
   equipment, due $11,381 monthly
   plus interest at the prime rate plus
   1.5 % through September 2006.         $     200,900  $264,000  $     326,213

   Note payable, Bank, secured by
   all inventory, machinery and
   equipment, due $6,781 monthly
   plus interest at 6% through
   December 2008.                              293,542   324,725              -

   Note payable, Bank, secured by
   all inventory, machinery and
   equipment, due $3,576 monthly
   plus interest at 5.75% through
   April 2006.                                  47,766    64,212         83,561

   Vehicle loans; collateralized by
   automobiles due $1,305 monthly
   through December 2004.                        1,306     9,141         16,976
                                         -------------  --------  -------------
                                         $     543,514  $662,078  $     426,750
   Less current maturities                     241,835   241,510        157,661
                                         -------------  --------  -------------
                                         $     301,679  $420,568  $     269,089
                                         =============  ========  =============


The following is a schedule by years of the amount of maturities of all long-term debt:

                Year                   Amount
                ----                  --------
                2005                  $241,835
                2006                   143,275
                2007                    73,883
                2008                    78,440
                2009                     6,081

The ratio of current assets to current liabilities was 1.84 to 1 at the end of the latest quarter, November 27, 2004 compared to 2.23 to 1 on November 29, 2003 and 1.97 to 1 at the end of the fiscal year ended on May 29, 2004. Cash, cash equivalents and the certificate of deposit constituted 18.73% of the total current assets at November 27, 2004, as compared to 25.59% of the total current assets at November 29, 2003 and 20.42% at May 29, 2004.

During the quarter ended November 27, 2004 retained earnings increased as a result of the Company's net income for the quarter.

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

The Company had no significant off-balance sheet arrangements as of November 27, 2004.

Related Party Transactions
--------------------------

Except as discussed under "Liquidity and Capital Resources," there were no material related party transactions during the twenty-six week period ended November 27, 2004.

Forward - Looking Statements:
----------------------------

Information provided by the Company, including written or oral statements made by its representatives, may contain "forward looking information" as defined in
Section 21E of the Securities Exchange Act of 1934, as amended. All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, the effects of future competition, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, the effects of ongoing price competition from competitors with greater financial resources than those of the Company, changes in consumer spending, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company's vendors, and other issues and uncertainties detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate, but approximately 71% of the outstanding balance of such debt is subject to a fixed "floor" rate of 6.00%, which exceeds the current prime rate. Accordingly, we believe that our present exposure to market risk relating to interest rate risk is not material. The Company does not maintain any interest rate hedging arrangements. All of the

Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed, under the supervision and with the participation of our management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. No change in the Company's internal control over financial reporting occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            AMERICAN CONSUMERS, INC.

                           PART II   OTHER INFORMATION


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Issuer Repurchases:
      ------------------

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:

                                    Average     Total Number of     Maximum Number of
                    Total Number     Price    Shares Purchased as  Shares that May Yet
                      of Shares    Paid per   Part of a Publicly      Be Purchased
Period              Purchased (1)    Share      Announced Plan       Under the Plan
------------------  -------------  ---------  -------------------  -------------------

August 29 -
Sept. 25, 2004              5,280  $    1.00                    -                    -

Sept. 26 -
October 30, 2004              264       1.00                    -                    -

October 31 -
Nov. 27, 2004                 506       1.00                    -                    -
                    -------------  ---------  -------------------  -------------------

TOTAL                       6,050  $    1.00                    -                    -
                    =============  =========  ===================  ===================

(1) Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 6.   EXHIBITS

The following exhibits are filed as a part of the report:

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


                                   AMERICAN CONSUMERS, INC.
                                   (Registrant)


Date:   January 11, 2005             /s/ Michael A. Richardson
       ------------------          ------------------------------
                                   Michael A. Richardson
                                   CHAIRMAN OF THE BOARD AND
                                   CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)


Date:   January 11, 2005             /s/ Paul R. Cook
       ------------------          ------------------------------
                                   Paul R. Cook
                                   EXECUTIVE VICE PRESIDENT AND
                                   TREASURER
                                   (Principal Financial Officer & Chief
                                   Accounting Officer)