Form 10-Q
period 2005-02-26
AMERICAN CONSUMERS INC
filed 2005-04-12
CIK 4811

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 26, 2005
OR

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


       Registrant's Telephone Number, including Area Code: (706) 861-3347
       ------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                  Outstanding at April 5, 2005
COMMON STOCK - $.10 PAR VALUE                       803,988
NON VOTING COMMON STOCK - $.10 PAR VALUE              ----

ITEM 1.   FINANCIAL STATEMENTS

                                    FINANCIAL INFORMATION
                                   AMERICAN CONSUMERS, INC.
                     CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                    THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                               ------------------------------  ------------------------------
                                February 26,    February 28,    February 26,    February 28,
                                    2005            2004            2005            2004
                               --------------  --------------  --------------  --------------
NET SALES                      $   7,903,607   $   7,604,053   $  24,112,073   $  22,138,770
COST OF GOODS SOLD                 6,039,155       5,704,260      18,342,788      16,782,236
                               --------------  --------------  --------------  --------------
Gross Margin                       1,864,452       1,899,793       5,769,285       5,356,534
OPERATING EXPENSES                 2,010,879       1,950,405       6,043,369       5,478,871
                               --------------  --------------  --------------  --------------

Operating Loss                      (146,427)        (50,612)       (274,084)       (122,337)

OTHER INCOME (EXPENSE)
  Interest income                      1,118           3,449           2,925          10,285
  Other income                        10,491          18,946          63,717          59,567
  Interest expense                   (15,288)        (13,521)        (44,850)        (32,253)
                               --------------  --------------  --------------  --------------
Loss Before Income Taxes            (150,106)        (41,738)       (252,292)        (84,738)
INCOME TAXES                               -               -               -               -
                               --------------  --------------  --------------  --------------

NET LOSS                            (150,106)        (41,738)       (252,292)        (84,738)

RETAINED EARNINGS:
  Beginning                        1,172,753       1,468,582       1,275,445       1,511,665

  Redemption of common stock            (102)            (22)           (608)           (105)
                               --------------  --------------  --------------  --------------

  Ending                       $   1,022,545   $   1,426,822   $   1,022,545   $   1,426,822
                               ==============  ==============  ==============  ==============

PER SHARE:
  Net loss                     $      (0.186)  $      (0.051)  $      (0.312)  $      (0.104)
                               ==============  ==============  ==============  ==============
  Cash dividends               $           -   $           -   $           -   $           -
                               ==============  ==============  ==============  ==============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING              806,666         814,919         807,424         815,082
                               ==============  ==============  ==============  ==============

                              See Notes to Financial Statements

                                   FINANCIAL INFORMATION
                                  AMERICAN CONSUMERS, INC.
                                  CONDENSED BALANCE SHEETS

                                                                February 26,     May 29,
                                                                    2005           2004
                                                               --------------  ------------
                                --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                              $     278,244   $   335,135
  Certificate of deposit                                             301,732       323,488
  Accounts receivable                                                133,685       137,463
  Inventories                                                      2,261,916     2,363,973
  Prepaid expenses                                                   118,928        65,369
                                                               --------------  ------------
Total current assets                                               3,094,505     3,225,428
                                                               --------------  ------------
PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                             274,601       273,615
  Furniture, fixtures and equipment                                3,262,661     3,236,063
                                                               --------------  ------------
                                                                   3,537,262     3,509,678
  Less accumulated depreciation                                   (2,862,558)   (2,644,738)
                                                               --------------  ------------
                                                                     674,704       864,940
                                                               --------------  ------------
TOTAL ASSETS                                                   $   3,769,209   $ 4,090,368
                                                               ==============  ============

                    --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                             $     792,054   $   788,330
  Short-term borrowings                                              436,853       340,050
  Current maturities of long-term debt                               235,124       241,510
  Accrued sales tax                                                   91,814        96,259
  Federal and state income taxes                                         753           957
  Other                                                              189,438       167,588
                                                               --------------  ------------
Total current liabilities                                          1,746,036     1,634,694
                                                               --------------  ------------
LONG-TERM DEBT                                                       249,558       420,568
                                                               --------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                               -             -
  Nonvoting common stock - authorized 5,000,000
    shares-$.10 par value; no shares issued                                -             -
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 804,212 and 813,410 respectively         80,421        81,341
  Additional paid-in capital                                         670,649       678,320
  Retained earnings                                                1,022,545     1,275,445
                                                               --------------  ------------
Total Stockholders' Equity                                         1,773,615     2,035,106
                                                               --------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   3,769,209   $ 4,090,368
                                                               ==============  ============

                             See Notes to Financial Statements

                                 FINANCIAL INFORMATION
                                AMERICAN CONSUMERS, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS


                                                            THIRTY-NINE WEEKS ENDED
                                                         ------------------------------
                                                          February 26,    February 28,
                                                              2005            2004
                                                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $    (252,292)  $     (84,738)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                              229,329         220,211
    Change in operating assets and liabilities:
      Accounts receivable                                        3,778           6,609
      Inventories                                              102,057        (302,169)
      Prepaid expenses                                         (53,559)        (40,355)
      Accounts payable                                           3,724         182,203
      Accrued sales tax                                         (4,445)        (19,479)
      Accrued income taxes                                        (204)            831
      Other accrued liabilities                                 21,850          19,655
                                                         --------------  --------------
Net cash provided by (used in) operating activities             50,238         (17,232)
                                                         --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (Increase) in certificate of deposit                 21,756         (10,218)
  Purchase of property and equipment                           (39,093)       (313,266)
                                                         --------------  --------------
Net cash used in investing activities                          (17,337)       (323,484)
                                                         --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings              96,803         (13,597)
  Proceeds from long-term borrowings                                 -         350,020
  Principal payments on long-term debt                        (177,396)       (141,136)
  Redemption of common stock                                    (9,199)         (1,494)
                                                         --------------  --------------
    Net cash (used in) provided by financing activities        (89,792)        193,793
                                                         --------------  --------------
Net (decrease) in cash                                         (56,891)       (146,923)
Cash and cash equivalents at beginning of period               335,135         745,659
                                                         --------------  --------------
Cash and cash equivalents at end of period               $     278,244   $     598,736
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

(2)  Commitments and Contingencies.

     In our Quarterly Reports on Form 10-Q filed for the first two quarters of our fiscal year ending May 28, 2005, we indicated that capital expenditures were not expected to exceed $150,000 for the year. This estimate was based on the anticipated replacement of two or three vehicles during the fiscal year, as well as anticipated equipment failures that would be replaced during the course of the year (estimated based on prior experience).

     We have subsequently revised our anticipated capital expenditures to exclude vehicle replacements prior to the end of the current fiscal year. As of February 26, 2005, capital expenditures for the fiscal year to date totaled $39,093 (primarily for ordinary course equipment replacements) and, apart from any other ordinary course replacements that might arise, there are no capital expenditures budgeted or expected, except for approximately $2,500 to purchase a cash counting machine for one of our stores, prior to the end of the current fiscal year. Capital expenditures are normally funded from a combination of funds generated by operations and, to the extent necessary, additional borrowings under our bank line of credit.

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

(3)  Cost of Goods Sold.

     Cost of goods sold is comprised of the cost of purchasing the Company's products (such as groceries and other vendor-supplied products) which are sold during the period. Cost of goods sold is equal to the beginning inventory, plus the cost of goods purchased during the period, less the amount comprising ending inventory. The cost of goods sold shown on the Company's Statement of Income and Retained Earnings is presented net of rebates from suppliers. These rebates represent cash consideration received from suppliers based primarily on the Company's volume of purchases from such suppliers. These rebates do not include reimbursement of costs incurred to sell the supplier's products. In accordance with EITF 02-16, the Company applies rebates from suppliers (excluding rebates for advertising costs) as a reduction in cost of goods sold.

ITEM 2

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                  CONDITION AND RESULTS OF OPERATIONS

                                         RESULTS OF OPERATIONS

                                             THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                        ------------------------------  ------------------------------
                                         February 26,    February 28,    February 26,    February 28,
                                             2005            2004            2005            2004
                                        --------------  --------------  --------------  --------------
Sales                                   $   7,903,607   $   7,604,053   $  24,112,073   $  22,138,770
% Sales Increase                                 3.94%           1.43%           8.91%           0.40%
Gross Margin %                                  23.59%          24.98%          23.93%          24.20%
Operating and Administrative Expense:
  Amount                                $   2,010,879   $   1,950,405   $   6,043,369   $   5,478,871
  % of Sales                                    25.44%          25.65%          25.06%          24.75%
Net Loss                                $    (150,106)  $     (41,738)  $    (252,292)  $     (84,738)

Overview:
--------

As has been the case in recent periods, the Company continues to struggle with operating losses as we are faced with increasing competition from larger grocery retailers moving into the smaller markets served by our stores. The Company realized a net loss for the thirteen weeks (quarter) ended February 26, 2005 of $150,106, bringing the net loss for the first thirty-nine weeks (nine months) of fiscal 2005 to $252,292. This compares to a net loss for the same quarter last year of $41,738, and a loss of $84,738 for the 2004 year to date period.

The increased losses for both the quarter and year to date periods were greatly impacted by the reductions that we experienced in our gross margins as compared to the prior year (1.39% for the quarter and 0.27% for the nine month period). Although the gross margin for the quarter ended February 26, 2005 was down only 0.55% from the prior quarter, the comparison to the prior year period was negatively impacted by the fact that our primary inventory supplier increased its wholesale markup from 3.0% to 3.5% during the most recent quarter, and we have not been able to recover this increase through adjustments to the Company's retail prices.

Management actively monitors both the gross margin and the Company's retail pricing structure in an attempt to maximize profitability. Management began working on the Company's gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002. While occasional improvements in gross profit have been seen in recent periods, as we have previously noted, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company's ability to pass through price increases experienced at the wholesale level. Accordingly, while management will attempt to offset the recent increase by our principal supplier through strategic adjustments to our pricing mix during the final quarter of the current fiscal year, further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company's gross margin is possible. Management believes that competitive pressures on the Company, which have led to the losses experienced in recent periods, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. In response to these developments, management will continue seeking to improve the gross margin and increase profitability by working to obtain the lowest cost for the Company's inventory, and as competition permits, by periodically implementing adjustments in the Company's overall mix of retail prices.

Our gross margins may not be directly comparable to those of our larger competitors, since some of those companies may include the costs of their internal distribution networks in cost of goods sold - thus impacting the gross margin - while others reflect such costs elsewhere (such as in operating, general and administrative expenses). Unlike many of the larger grocery store chains with which we compete, the Company does not have an internal distribution network. Inventory is delivered directly to our individual store locations by our wholesale supplier, which recovers its distribution costs through the markup that it charges to the Company.

As indicated in the table above, the trend noted in prior quarters of operating and administrative expenses increasing as a percent of sales appears to have moderated, as operating and administrative expenses remained fairly consistent in relation to sales for the periods presented. This is attributable to the sales increases discussed below for the quarter and nine-month periods, which primarily resulted from the addition of our eighth grocery store location in Tunnel Hill, Georgia during January 2004. These additional sales partially offset some of the increases in store payroll, repairs and insurance that led to an increased ratio for prior periods. The relatively fixed nature of certain of these expenses, however, means that any future decrease in sales due to the effects of ongoing competition will likely trigger further increases in this ratio, which could intensify the Company's operating losses.

Finally, an additional factor which contributed to the losses experienced by the Company for the quarter and nine months ended February 26, 2005 is the fact that interest expense increased by $1,767 and $12,597 for the quarter and nine month periods, respectively, principally due to increases in our average outstanding debt. At the same time, interest income decreased by $2,331 and $7,360 for the quarter and nine month periods, respectively, due to the repricing of the Company's bank certificate of deposit during fiscal 2005.

Three Months Ended February 26, 2005 Compared to Three Months Ended February 28,
--------------------------------------------------------------------------------
2004:
----

Sales:

The three months ended February 26, 2005 include an entire quarter of sales for our Tunnel Hill store, opened on January 5, 2004. Sales without Tunnel Hill for the current quarter increased 0.14%, while the addition of the Tunnel Hill store accounted for the remaining sales increase of 3.8% over the 2004 period. Excluding the impact of the Tunnel Hill store addition, sales for the quarter ended February 28, 2004 actually decreased 3.55% as compared to the quarter ended March 1, 2003. The improvement in same store sales for the three months ended February 26, 2005 versus the three months ended February 28, 2004, excluding the Tunnel Hill store, is primarily attributable to the closing of one of the Company's main competitors in Dayton, Tennessee. Other Company store locations saw either very negligible growth in sales or minimal declines. Management believes that the difficulties experienced by the Company in increasing its sales volume, apart from the addition of new store locations, are indicative of the effects of ongoing price competition from larger competitors with greater financial resources than the Company.

Gross Margin:

The Company's gross margin percentage for the three months ended February 26, 2005 decreased by 1.39% as compared to the three months ended February 28, 2004, from 24.98% to 23.59%. This amounts to a decrease in gross margin of $109,860 on the Company's sales of

$7,903,607 for the 2005 period, which equates to 73% of the Company's $150,106 net loss for the quarter. Our gross margin for the quarter ended February 26, 2005 was down 0.55% from the Company's gross margin of 24.14% for the quarter ended November 27, 2004. Nearly all of this decrease from the prior quarter is attributable to our primary inventory supplier increasing its wholesale markup from 3.0% to 3.5% during the quarter ended February 26, 2005, combined with the fact that we have not yet been able to recover this increase in cost through adjustments to the Company's retail prices.

Operating Expense:

The Company's operating expenses are comprised primarily of operating, general and administrative expenses, including personnel salary costs and related payroll costs, depreciation expense, lease expense, professional fees, bank service charges and credit card fees, costs for office supplies, insurance expense, advertising expense, telephone and utilities expense, repairs and maintenance and other minor miscellaneous expenses. For the quarter ended February 26, 2005, the primary components of the $60,474 increase in these expenses were increases in advertising and promotional expenditures ($21,498), bank service charges and credit card fees ($13,027), payroll expense ($12,466), insurance expense ($12,397) and repairs and maintenance ($11,328), partially offset by decreases aggregating to $10,242 in other operating, general and administrative expense items, principally taxes and licenses and professional fees. In accordance with EITF 02-16, advertising rebates received from suppliers are deducted from advertising expense within this category.

Other Income:

Other income decreased from $18,946 for the quarter ended February 28, 2004 to $10,491 for the quarter ended February 26, 2005 due to an accounting error during the second quarter ended November 27, 2004, which was corrected in the third quarter. The adjustments made during the current quarter (which are the cause of the two "negative" net amounts presented in the table below) correct the year to date figures to $63,717 and $59,567 for the thirty-nine weeks ended February 26, 2005 and February 28, 2004, respectively. The components of other income for the quarters ended February 26, 2005 and February 28, 2004 were as follows:

                                                      THIRTEEN WEEKS ENDED
                                            ----------------------------------------
Description                                  February 26, 2005    February 28, 2004
-----------                                 -------------------  -------------------

Check cashing fees                          $           12,429   $           12,068
Funds received for handling money orders                (8,159)               2,120
Vendor's compensation from the States of
   Alabama and Georgia for collecting and
   remitting sales taxes on a timely basis               3,490                3,484
Returned check fees                                        862                1,567
Revenue related to Fed-Ex shipments/other                1,869                 (293)
                                            -------------------  -------------------
TOTAL                                       $           10,491   $           18,946
                                            ===================  ===================

Nine Months Ended February 26, 2005 Compared to Nine Months Ended February 28,
------------------------------------------------------------------------------
2004:
----

Sales:

As noted above, the three months ended February 26, 2005 included an entire quarter of sales for our Tunnel Hill store, opened on January 5, 2004. This also affected the sales comparisons for the first nine months of fiscal 2004 and 2005. Excluding the Tunnel Hill store, sales for the nine months ended February 26, 2005 only increased 1.49% versus the nine months ended February 28, 2004, as compared to the reported increase of 8.91% when the results from the Tunnel Hill location are included. Excluding the impact of the Tunnel Hill store addition, sales for the nine months ended February 28, 2004 actually decreased 1.04% as compared to the nine months ended March 1, 2003.

Gross Margin:

The Company's gross margin percentage for the nine months ended February 26, 2005 decreased by 0.27% as compared to the nine months ended February 28, 2004, from 24.20% to 23.93%. This amounts to a decrease in gross margin of $65,103 on the Company's sales of $24,112,073 for the 2005 period, which amounts to approximately 25.8% of the Company's $252,292 net loss for the nine month period. This erosion in the Company's current gross margin as compared to the first nine months of fiscal 2004 is principally due to the effects of ongoing price competition from competitors with greater financial resources than those of the Company, exacerbated by an increase from 3.0% to 3.5% in the wholesale markup charged by our primary inventory supplier during the quarter ended February 26, 2005, which we have not yet been able to recover through adjustments to the Company's retail prices.

Operating Expense:

For the thirty-nine weeks ended February 26, 2005, apart from the $9,118 increase in non-cash depreciation and amortization charges, the primary components of the $564,498 increase in operating and administrative expenses were increases in payroll expense ($214,172), insurance expense ($74,505), advertising and promotional expenditures ($72,759), utilities expense ($44,111), bank service charges and credit card fees ($28,956) and general supplies expense ($23,928).

Other Income:

As noted above, other income decreased from $18,946 for the quarter ended February 28, 2004 to $10,491 for the quarter ended February 26, 2005 due to an accounting error during the second quarter ended November 27, 2004. The adjustment made during the current quarter corrects the year to date figures to $63,717 and $59,567 for the thirty-nine weeks ended February 26, 2005 and February 28, 2004, respectively. The components of other income for the thirty-nine weeks ended February 26, 2005 and February 28, 2004 were as follows:

                                                   THIRTY-NINE WEEKS ENDED
                                            --------------------------------------
Description                                 February 26, 2005   February 28, 2004
-----------                                 ------------------  ------------------
Check cashing fees                          $           39,046  $           33,207
Funds received for handling money orders                 3,659               7,990
Vendor's compensation from the States of
   Alabama and Georgia for collecting and
   remitting sales taxes on a timely basis              10,617              10,100
Returned check fees                                      5,344               7,298
Revenue related to Fed-Ex shipments/other                5,051                 972
                                            ------------------  ------------------
TOTAL                                       $           63,717  $           59,567
                                            ==================  ==================

Income Taxes:
------------

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

No taxes were reflected for the periods presented due to the impact of net operating loss carryforward provisions under current tax laws.

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

                               FINANCIAL CONDITION

Liquidity and Capital Resources:
-------------------------------

Changes in the Company's liquidity and capital resources during the periods presented resulted primarily from the following:

During the thirty-nine weeks ending February 26, 2005, the Company increased its draws under its line of credit with Northwest Georgia Bank by $100,000 and reduced its cash, cash equivalents and certificates of deposit by approximately $80,000. These funds were utilized to reduce the Company's long-term debt by approximately $180,000 during this thirty-nine week period. While the Company has encountered a year to date net loss of $252,292 for fiscal 2005, its full impact on the Company's liquidity has been softened, as much of this loss was comprised of $229,329 in depreciation and amortization which has no impact on the Company's cash flow. Management also has concentrated on reducing the Company's overall inventories during the first nine months of fiscal 2005 by $102,057, which has had a positive impact on our liquidity. Purchases of property and equipment approximated $40,000 for this thirty-nine week period.

During the thirty-nine weeks ending February 28, 2004, the Company was required to borrow an additional $350,000 under a note payable to Northwest Georgia Bank. Further, the Company's cash, cash equivalents and certificates of deposit declined by $133,326, while accounts payable and accrued expenses increased by approximately $180,000. These additional borrowings and the decline in cash, cash equivalents and the certificate of deposit are principally the result of three major factors. The first factor was the Company's net loss for the thirty-nine week period of $84,738. However, this loss, from a cash flow standpoint, was more than offset by the $220,211 in depreciation expense taken during this period. The second of these factors was expenditures related to the opening of the Company's eighth grocery store location in Tunnel Hill, Georgia in January, 2004. We purchased approximately $300,000 in inventory and spent an additional $300,000 on fixed asset improvements in connection with the opening of this new store. The final factor is the Company's repayment of long-term debt during the thirty-nine week period ended February 28, 2004 of $141,136.

The ratio of current assets to current liabilities was 1.77 to 1 at the end of the latest quarter, February 26, 2005 compared to 2.05 to 1 on February 28, 2004 and 1.97 to 1 at the end of the fiscal year ended on May 29, 2004. Cash, cash equivalents and the certificate of deposit constituted 18.74% of the total current assets at February 26, 2005, as compared to 26.85% of the total current assets at February 28, 2004 and 20.42% at May 29, 2004. These ratios reflect the trends discussed above, in that the Company increased its reliance on bank financing during recent periods, due to increased losses which coincided with increased inventory and capital spending requirements related to the establishment of our eighth grocery store location. During the first nine months of fiscal 2005, management has been working to gradually reduce the Company's inventory level in order to moderate the effects of these developments on the Company's overall liquidity.

Historically, the Company has financed its working capital requirements principally through its cash flow from operations. Short-term borrowing to finance inventory purchases is provided by the Company's $500,000 line of credit from its bank and through borrowings from related parties, as discussed below. The bank line of credit is secured by the Company's certificate of deposit. While we believe that these sources will continue to provide us with adequate liquidity to supply the Company's working capital needs, if the Company's operating losses were to increase relative to depreciation and other non-cash charges, our operating cash flows could be adversely affected. If this happens, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs. If we were required to seek such additional financing and were not able to obtain it, or were unable to do so on commercially reasonable terms, we could be required to reduce the Company's current level of operations in order to lower our working capital requirements to a level that our present financing arrangements would support.

Short-term borrowings as of specific dates are presented below:

                              February 26,   May 29,   February 28,
                                  2005         2004        2004
                              -------------  --------  -------------
Michael and Diana Richardson  $      12,607  $ 13,166  $      13,035
Matthew Richardson                   24,246    26,884         28,115
Line of Credit                      400,000   300,000        200,000
                              -------------  --------  -------------
TOTAL                         $     436,853  $340,050  $     241,150
                              =============  ========  =============

The Company's line of credit with Northwest Georgia Bank bears interest at prime plus 0.5%, subject to a 6.0% floor. Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Northwest Georgia Bank on the line of credit. Michael Richardson is Chairman of the Board and Chief Executive Officer of the Company. Diana Richardson is the wife of Michael Richardson, and Matthew Richardson is their son.

Long-Term Debt:
--------------

At February 26, 2005, long-term debt consisted of a note payable to Northwest Georgia Bank of $169,273 to finance cash registers and peripheral equipment and notes payable to Northwest Georgia Bank of $37,790 incurred in April 2001 to finance the addition of the Company's seventh grocery store and $277,619 incurred in December 2003 to finance the addition of the

Company's eighth grocery store. In addition, two vehicles were purchased and financed through GMAC with a balance due at February 26, 2005, of zero. Long-term debt as of specific dates are presented below:

                                            February 26,   May 29,   February 28,
                                                2005         2004        2004
                                            -------------  --------  -------------
     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $6,781 monthly
     plus interest at prime with 6% floor
     through December 2008.                 $     277,619  $324,725  $     340,846

     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $11,381 monthly
     plus interest at the prime rate plus
     1.5 % through September 2006.                169,273   264,000        295,261

     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $3,576 monthly
     plus interest at prime plus 0.5% with
     6% floor through April, 2006.                 37,790    64,212         73,954

     Vehicle loans; collateralized by
     automobiles due $1,305 monthly
     through December 2004.                             -     9,141         13,059
                                            -------------  --------  -------------
                                            $     484,682  $662,078  $     723,120
     Less current maturities                      235,124   241,510        241,245
                                            -------------  --------  -------------
                                            $     249,558  $420,568  $     481,875
                                            =============  ========  =============

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to February 26, 2005:

                             Twelve Months
                             Ending February   Amount
                             ---------------  --------
                                  2006        $235,124
                                  2007         109,102
                                  2008          74,990
                                  2009          65,466

During the quarter ended February 26, 2005 retained earnings decreased as a result of the Company's net loss for the quarter.

Critical Accounting Policies:
----------------------------

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

Off-Balance Sheet Arrangements:
------------------------------

The Company had no significant off-balance sheet arrangements as of February 26, 2005.

Related Party Transactions:
--------------------------

Except as discussed under "Liquidity and Capital Resources," there were no material related party transactions during the thirty-nine week period ended February 26, 2005.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. At present, only one loan in the amount of $37,790 bears an interest rate above the fixed "floor" rate of 6.0% (6.0% at February 26, 2005; currently 6.25%), which exceeds the current prime rate. The Company does not maintain any interest rate hedging arrangements. Based on the Company's outstanding indebtedness at February 26, 2005 (and annualized to represent a full twelve months of results), a one percent (1.0%) increase in the prime interest rate would increase interest expense applicable to our variable rate debt (and our net loss) by approximately $8,200 annually. Due to the effect of the interest rate floor provisions in a majority of the Company's variable rate debt, a one percent (1.0%) decrease in the prime interest rate would not be expected to have a material impact on the Company's annualized interest expense at February 26, 2005. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.

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

                          PART II     OTHER INFORMATION


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
          PROCEEDS

(c)   Issuer Repurchases:
      ------------------

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:

                                   Average     Total Number of     Maximum Number of
                   Total Number     Price    Shares Purchased as  Shares that May Yet
                     of Shares    Paid per   Part of a Publicly      Be Purchased
Period             Purchased (1)    Share      Announced Plan       Under the Plan
-----------------  -------------  ---------  -------------------  -------------------
November 28 -                110  $    1.00                    -                    -
Dec. 25, 2004

Dec. 26, 2004 -            1,210       1.00                    -                    -
January 29, 2005

January 30 -                 220       1.00                    -                    -
February 26, 2005  -------------  ---------  -------------------  -------------------

TOTAL                      1,540  $    1.00                    -                    -
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


                                          AMERICAN CONSUMERS, INC.
                                          (Registrant)


       April 12, 2005                     /s/ Michael A. Richardson
Date:  ____________________               _________________________
                                          Michael A. Richardson
                                          CHAIRMAN OF THE BOARD AND
                                          CHIEF EXECUTIVE OFFICER
                                          (Principal Executive Officer)

       April 12, 2005                     /s/ Paul R. Cook
Date:  ____________________               __________________________
                                          Paul R. Cook
                                          EXECUTIVE VICE PRESIDENT AND
                                          TREASURER
                                          (Principal Financial Officer & Chief
                                          Accounting Officer)

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