Form 10-K
period 2005-05-28
AMERICAN CONSUMERS INC
filed 2005-08-26
CIK 4811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  Fiscal  Year  ended  May  28,  2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  _________  to  _________

Commission  File  No.  0-5815


                            AMERICAN CONSUMERS, INC.
--------------------------------------------------------------------------------
     (Exact  name  of  registrant  as  specified  in  its  charter)


          Georgia                                           58-1033765
-----------------------------                      -----------------------------
(State or other jurisdiction                             (I.R.S. Employer
    of incorporation or                                Identification Number)
       organization)


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES           NO   X
                                        -----        -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  YES           NO   X
                                      -----        -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

As of November 26, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $758,510.
(Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by the average of available bid and asked price information for such date.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

803,988 shares of Common Stock, $0.10 par value, as of August 15, 2005.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

(1) specified portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 28, 2005, incorporated by reference into Part II of this Annual Report on Form 10-K.

(2) specified portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission for the Registrant's Annual Meeting of Shareholders to be held September 22, 2005, incorporated by reference into
Part III of this Annual Report on Form 10-K.

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

     During the fiscal year ended May 28, 2005, the Company's major supplier of staple groceries was Mitchell Grocery Corporation ("MITCHELL"), with its principal corporate offices in Albertville, Alabama. For the fiscal year ended May 28, 2005, approximately 82% of the Company's total inventory purchases of $24,308,131 were made from Mitchell.

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

     The supermarket industry is highly competitive and the principal method of competition historically has been the pricing of groceries. The Company's current major competitors now include various local and four regional chains, as well as one major national retailer (Wal-Mart). The nature of price competition which the Company encounters from these major competitors includes the sale of selected items at below cost prices as "loss-leaders" or "advertised specials," the practice of "double couponing" or matching coupon discounts with additional cash discounts, loyalty card programs, as well as the sale of certain main line items at prices below the Company's wholesale cost. The Company believes that its major competitors have been and are able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company, which puts the Company at a competitive disadvantage. As a result of these competitive conditions, apart from the addition of two new store locations the Company has been unable to achieve any meaningful increase in overall sales levels in recent periods and, as discussed in more detail below, also has been unable to sustain any consistent improvements in gross profit.

     Management believes that, in recent periods, entry into the Company's trade area by Save-A-Lot and United Grocery Outlets, and further expansion in the area by Food Lion and Wal-Mart in addition to the presence of Ingle's and Bi-Lo, have created a situation of ongoing price competition and increasingly expensive advertising and promotional activities which place an operation the size of the Company at a significant competitive disadvantage. These developments, combined with a wholesale price increase by our major inventory supplier during the third quarter of fiscal 2005, have resulted in increased pressure on the Company's market share, sales and profits during fiscal 2005, the effects of which continue to threaten the profitability of the Company.

     The addition of two stores since April of 2001 and the change in our principal inventory supplier in March of 2000 has allowed the Company to better compete in the marketplace. However, the Company sustained a net loss for the fiscal year ended May 28, 2005 of $331,360, as compared to a net loss of $236,050 for the fiscal year ended May 29, 2004 and net income of $40,134 for the fiscal year ended May 31, 2003.

     One factor which contributed to the increased loss for fiscal 2005 was a reduction in our gross margin as compared to the prior two fiscal years. The gross margin was negatively impacted during the second half of fiscal 2005 by the fact that our primary inventory supplier increased its wholesale markup from 3.0% to 3.5% during the third quarter, and we have not yet been able to fully recover this increase through adjustments to the Company's retail prices. If we are not able to fully offset this increase through additional retail pricing adjustments and/or lowering the cost for at least a portion of our inventory during fiscal 2006, our gross margin will continue to be negatively impacted. Major factors contributing to the net loss experienced in fiscal 2004 as compared to the net income realized in 2003 included expenditures associated with the establishment of our eighth grocery store location in Tunnel Hill, Georgia, payroll increases at all store locations and a significant increase in our worker's compensation insurance premium.

     Management actively monitors both the gross margin and the Company's retail pricing structure in an attempt to maximize profitability. Management began working on the Company's gross margin during the quarter ended August 31, 2002. While there have been occasional improvements in our gross profit since that time, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company's ability to pass through price increases experienced at the wholesale level. Accordingly, while management will attempt to offset the recent wholesale price increase through strategic adjustments to our pricing mix during future quarters, further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company's gross margin is possible.

     Management believes that competitive pressures on the Company will continue to increase over time as a result of larger competitors, which are in a better position than the Company to withstand prolonged price competition, opening more new stores in the Company's trade area.

     Backlog is not a significant factor in the Company's business.

     The Company employs approximately 100 full-time employees and approximately 132 part-time and seasonal employees.

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

                             Fiscal 2005    Fiscal 2004    Fiscal 2003
Product Class                (52 Weeks)     (52 Weeks)     (52 Weeks)
--------------------------  -------------  -------------  -------------
Meat and Deli               $   9,230,478  $   8,327,742  $   7,945,764

Produce                         2,344,420      2,206,198      2,269,945

Grocery and Non-Food Items     20,526,293     19,477,315     19,408,922


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
LaFayette, GA     20,500  01/01/02 - 01/31/07  2-5 yr. terms
Chatsworth, GA    24,360  04/29/03 - 04/30/08  2-5 yr. terms
Chickamauga, GA   13,840  01/01/05 - 12/31/09  1-5 yr. term
Tunnel Hill, GA   18,900  01/01/04 - 08/31/07  3-5 yr. terms
Stevenson, AL     23,860  06/01/04 - 05/31/09  1-5 yr. term
Dayton, TN        23,004  08/01/02 - 07/31/07  1-5 yr. term
Jasper, TN        25,000  04/28/01 - 04/30/06  3-5 yr. terms
                 -------
                 163,864
                 =======

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


ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The Company's Board of Directors appoints the Company's Executive Officers for a term of one year. The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company's Executive Officers are set forth in the following table:

Name and Year               Office(s) Presently
First Elected as            Held, Business Experience
Executive Officer           and Certain Directorships             Age
---------------------       -------------------------------       ---

Michael A. Richardson       Chairman of the Board of               59
1977                        Directors, President, Chief
                            Executive Officer, member of
                            the Executive Committee of
                            the Board of Directors.

Virgil E. Bishop            Vice-President, Director,              66
1974                        member of the Executive
                            Committee of the Board
                            of Directors.

Paul R. Cook                Executive Vice-President,              55
1987                        Treasurer, Chief Financial
                            Officer, Director, member of
                            the Executive Committee of
                            the Board of Directors.
                            Director of Capital Bank,
                            Fort Oglethorpe, Georgia
                            since May 1993.

James E. Floyd              Vice-President, member of              61
1991                        the Executive Committee
                            (ex-officio).  From 1966 to
                            1991, Mr. Floyd was
                            Grocery Supervisor for
                            the Company.

Reba S. Southern            Secretary, member of the               52
1991                        Executive Committee (ex-
                            officio).  From 1972 to 1991,
                            Mrs. Southern was Administra-
                            tive Assistant for the Company.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

(a) The approximate number of record holders of the Company's common stock at May 28, 2005, was 823. The remaining information required by paragraph (a) of this Item 5 is incorporated herein by reference to page 5 of the Company's Annual Report to security holders for the fiscal year ended May 28, 2005.

(b)  Not applicable.

(c)  Issuer Repurchases:
     ------------------

The following table presents information with respect to repurchases of common stock made by the Company during the fourth quarter of the fiscal year covered by this report:

                                         Total Number of
                               Average   Shares Purchased  Maximum Number of
                                Price           as          Shares that May
                Total Number     Paid       Part of a             Yet
                  of Shares      per         Publicly        Be Purchased
Period          Purchased (1)   Share     Announced Plan    Under the Plan
--------------  -------------  --------  ----------------  -----------------
February 27 -       224         $1.00           -                  -
March 26, 2005

March 27 -           -            -             -                  -
April 30, 2005

May 1 -              -            -             -                  -
May 28, 2005

TOTAL               224         $1.00           -                  -
                =============  ========  ================  =================

(1) Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.


ITEM 6.  SELECTED  FINANCIAL  DATA

The information required by this Item is incorporated herein by reference to page 4 of the Company's Annual Report to security holders for the fiscal year ended May 28, 2005.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 6 through 15 of the Company's Annual Report to security holders for the fiscal year ended May 28, 2005.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. The Company does not maintain any interest rate hedging arrangements. Based on the Company's outstanding indebtedness at May 28, 2005 a one percent (1.0%) increase in the prime interest rate would increase interest expense applicable to our variable rate debt (and our net loss) by approximately $8,000 annually. Due to the effect of the interest rate floor provisions in the Company's variable rate debt, a one percent (1.0%) decrease in the prime interest rate would not be expected to have a material impact on the Company's annualized interest expense. All of the Company's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.


ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The information required by this Item is incorporated herein by reference to pages 16 through 30 of the Company's Annual Report to security holders for the fiscal year ended May 28, 2005.


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


ITEM 9B.  OTHER  INFORMATION

None.

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

Audit Committee Financial Expert
--------------------------------

All four of the Company's independent directors currently serve on the Audit Committee, and each is an experienced business professional. Thomas L. Richardson is the retired chief executive officer of Learning Labs, Inc., a position he held for 27 years. He and Jerome P. Sims, Sr. each have had over 30 years of experience in reviewing the Company's financial reporting process through service as independent directors. Danny R. Skates has 11 years of senior management experience as Vice President and General Manager of Jackson Chevrolet Pontiac Buick GMC, and Andrew V. Douglas has had extensive experience with the business of independent grocery retailers such as the Company through his service as a retail counselor for Fleming Companies, Inc., our former principal supplier. Accordingly, in light of their backgrounds and their understanding of the Company's business, the Board of Directors believes that the members of the Audit Committee will be able to provide effective oversight for the Company's financial reporting process and its relationship with its independent accountants. Nevertheless, the Company's Board of Directors has not determined that any member of the Company's Audit Committee qualifies as an "audit committee financial expert" under the SEC's detailed, technical definition of that term.

Code of Ethics
--------------

The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") which applies to its principal executive officer, principal financial officer and principal accounting officer or controller, and any persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Report.


The remaining information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 22, 2005, under the headings "INFORMATION ABOUT NOMINEES FOR DIRECTOR" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11.  EXECUTIVE  COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 22, 2005, under the headings "DIRECTORS' COMMITTEES, FEES AND ATTENDANCE," "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."


ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

The Company has not adopted any equity compensation plans.


The remaining information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 22, 2005, under the headings "PRINCIPAL SHAREHOLDERS" and "INFORMATION ABOUT NOMINEES FOR DIRECTOR."


ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 22, 2005, under the heading "CERTAIN TRANSACTIONS."


ITEM 14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held September 22, 2005, under the heading "AUDIT FEES."

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON FORM 8-K

     1. The following Financial Statements included in the Company's 2005 Annual Report to the security holders for the fiscal year ended May 28, 2005, are incorporated by reference in Item 8 hereof:

          -    Report of Independent Registered Public Accounting Firm

          -    Balance Sheets - May 28, 2005 and May 29, 2004

          - Statements of Income and Changes in Stockholders' Equity - Fiscal Years Ended May 28, 2005; May 29, 2004 and May 31, 2003

          - Statements of Cash Flows - Fiscal Years Ended May 28, 2005; May 29, 2004 and May 31, 2003

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


     Exhibit 3       Articles of Incorporation and By-Laws.

     Exhibit 10.1    Lease for the Company's Ringgold, Georgia location.

     Exhibit 10.2 Lease Agreement for the Company's LaFayette, Georgia location.

     Exhibit 10.3 Lease Agreement for the Company's Chatsworth, Georgia location.

     Exhibit 10.4    First Lease Amendment Agreement for the Company's
                     Chatsworth, Georgia location, dated March 19, 2003.

     Exhibit 10.5 Lease Agreement for the Company's Chickamauga, Georgia location.


     Exhibit 10.6 Letter Agreement, dated August 3, 1994, concerning three 5-year extension options for the Company's
                     Chickamauga, Georgia location.

     Exhibit 10.7    Renewal Lease Agreement for the Company's Stevenson,
                     Alabama location.

     Exhibit 10.8 Lease Agreement for the Company's Dayton, Tennessee location.

     Exhibit 10.9    Lease Agreement for the Company's Executive Offices.

     Exhibit 10.10 Lease Agreement for the Company's Jasper, Tennessee location.

     Exhibit 10.11 Lease Agreement for the Company's Tunnel Hill, Georgia location, dated December 20, 2003 between the Company and Tunnel Properties, LLC.

     Exhibit 10.12   Commercial Variable Rate Promissory Note between the
                     Company and Northwest Georgia Bank, dated April 30,
                     2001.

     Exhibit 10.13   Commercial Security Agreement between the Company and
                     Northwest Georgia Bank, dated June 1, 2001.

     Exhibit 10.14   Assignment of Deposit Account between the Company and
                     Northwest Georgia Bank, dated June 1, 2001.

     Exhibit 10.15   Commercial Variable Rate Promissory Note between the
                     Company and Northwest Georgia Bank, dated September 11,
                     2001.

     Exhibit 10.16   Commercial Security Agreement between the Company and
                     Northwest Georgia Bank, dated September 11, 2001.

     Exhibit 10.17 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated June 27,
                     2005.

     Exhibit 10.18   Commercial Security Agreement between the Company and
                     Northwest Georgia Bank, dated June 27, 2005.

     Exhibit 10.19   Assignment of Certificate of Deposit between the
                     Company and Northwest Georgia Bank, dated June 27,
                     2005.


     Exhibit 10.20*  Description of the Company's Bonus Plan.

     Exhibit 10.21 Asset Purchase Agreement dated December 20, 2003 between the Company and Russell's Food Stores, Inc.

     Exhibit 10.22   Commercial Variable Rate Promissory Note between the
                     Company and Northwest Georgia Bank, dated December 17,
                     2003.

     Exhibit 10.23   Demand Note with Variable Interest Rate between the
                     Company and Michael A. and Diana K. Richardson.

     Exhibit 10.24   Demand Note with Variable Interest Rate between the
                     Company and Matthew A. Richardson.

     Exhibit 10.25*  Narrative Summary of Board Action establishing Base
                     Salaries for Fiscal 2006.

     Exhibit 10.26*  Narrative Summary of Board Action establishing Cash
                     Bonus Plan for fiscal 2006.

     Exhibit 10.27*  Narrative Summary of Board Action establishing
                     Director Compensation for fiscal 2006.

     Exhibit 13      Information Incorporated by Reference from Annual
                     Report to Shareholders for the Fiscal Year ended May
                     28, 2005.

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

* Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN CONSUMERS, INC.

Date:  August 24, 2005      By:    /s/ Michael A. Richardson
                                 -------------------------------
                                   Michael A. Richardson
                                   Chairman of the Board,
                                   President and Chief
                                   Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                    TITLE                 DATE
-------------------------  -----------------------  ----------------
/s/ Michael A. Richardson  Chairman of the Board,   August 24, 2005
-------------------------  President and Chief
Michael A. Richardson      Executive Officer

/s/ Paul R. Cook           Executive Vice-          August 24, 2005
-------------------------  President, Chief
Paul R. Cook               Financial Officer,
                           Treasurer (Chief
                           Accounting Officer) and
                           Director

/s/ Virgil E. Bishop       Vice-President and       August 24, 2005
-------------------------  Director
Virgil E. Bishop

/s/ Danny R. Skates        Director                 August 24, 2005
-------------------------
Danny R. Skates

/s/ Thomas L. Richardson   Director                 August 24, 2005
-------------------------
Thomas L. Richardson

/s/ Jerome P. Sims, Sr.    Director                 August 24, 2005
-------------------------
Jerome P. Sims, Sr.


-------------------------  Director                 August ___, 2005
Andrew V. Douglas

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

Exhibit 10.4    First Lease Amendment Agreement for the Company's
                Chatsworth, Georgia location, dated March 19, 2003.
                Incorporated by reference to Exhibit 10.15 to Form 10-
                K for the year ended May 31, 2003.

Exhibit 10.5 Lease Agreement for the Company's Chickamauga, Georgia location. Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended May 29, 1993.

Exhibit 10.6 Letter Agreement, dated August 3, 1994, concerning three 5-year extension options for the Company's
                Chickamauga, Georgia location. Incorporated by reference to Exhibit 10 to Form 10-Q for quarterly period ended August 27, 1994.

Exhibit 10.7    Renewal Lease Agreement for the Company's Stevenson,
                Alabama location. Incorporated by reference to Exhibit
                10(h) to Form 10-K for the year ended May 28, 1994.


Exhibit 10.8 Lease Agreement for the Company's Dayton, Tennessee location. Incorporated by reference to Exhibit 10(j) to Form 10-K for the year ended May 29, 1993.

Exhibit 10.9    Lease Agreement for the Company's Executive Offices.
                Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended September 1, 2001.

Exhibit 10.10 Lease Agreement for the Company's Jasper, Tennessee location. Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended June 2, 2001.

Exhibit 10.11 Lease Agreement for the Company's Tunnel Hill, Georgia location, dated December 20, 2003 between the Company and Tunnel Properties, LLC. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended February 28, 2004.

Exhibit 10.12   Commercial Variable Rate Promissory Note between the
                Company and Northwest Georgia Bank, dated April 30,
                2001. Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended June 2, 2001.

Exhibit 10.13   Commercial Security Agreement between the Company and
                Northwest Georgia Bank, dated June 1, 2001.
                Incorporated by reference to Exhibit 10.22 to Form 10-
                K for the year ended June 2, 2001.

Exhibit 10.14   Assignment of Deposit Account between the Company and
                Northwest Georgia Bank, dated June 1, 2001.
                Incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended June 2, 2001.

Exhibit 10.15   Commercial Variable Rate Promissory Note between the
                Company and Northwest Georgia Bank, dated September 11,
                2001. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 1, 2001.


Exhibit 10.16   Commercial Security Agreement between the Company and
                Northwest Georgia Bank, dated September 11, 2001.
                Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 1, 2001.

Exhibit 10.17 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated June 27,
                2005. Incorporated by reference to Exhibit 10.26 to Current Report on Form 8-K dated June 27, 2005.

Exhibit 10.18   Commercial Security Agreement between the Company and
                Northwest Georgia Bank, dated June 27, 2005.
                Incorporated by reference to Exhibit 10.27 to Current
                Report on Form 8-K dated June 27, 2005.

Exhibit 10.19   Assignment of Certificate of Deposit between the
                Company and Northwest Georgia Bank, dated June 27,
                2005. Incorporated by reference to Exhibit 10.28 to Current Report on Form 8-K dated June 27, 2005.

Exhibit 10.20* Description of the Company's Bonus Plan. Incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended May 31, 2003.

Exhibit 10.21 Asset Purchase Agreement dated December 20, 2003 between the Company and Russell's Food Stores, Inc.
                Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended February 28, 2004.

Exhibit 10.22   Commercial Variable Rate Promissory Note between the
                Company and Northwest Georgia Bank, dated December 17,
                2003. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended February 28, 2004.

Exhibit 10.23   Demand Note with Variable Interest Rate between the
                Company and Michael A. and Diana K. Richardson.
                Incorporated by reference to Exhibit 10.21 to Form 10-
                K for the year ended May 29, 2004.


Exhibit 10.24   Demand Note with Variable Interest Rate between the
                Company and Matthew A. Richardson. Incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended May 29, 2004.

Exhibit 10.25*  Narrative Summary of Board Action establishing Base
                Salaries for Fiscal 2006. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated
                July 21, 2005.

Exhibit 10.26*  Narrative Summary of Board Action establishing Cash
                Bonus Plan for fiscal 2006. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated
                July 21, 2005.

Exhibit 10.27*  Narrative Summary of Board Action establishing
                Director Compensation for fiscal 2006. Incorporated by reference to Exhibit 10.3 to Current Report on Form
                8-K dated July 21, 2005.

Exhibit 13      Information Incorporated by Reference from Annual
                Report to Shareholders for the Fiscal Year ended May
                28, 2005.  Filed herewith.

Exhibit 14 Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 14 to Form 10-K for the year ended May 29, 2004.

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

* Indicates a management contract or compensatory plan or arrangement.