Form 10-Q
period 2005-08-27
AMERICAN CONSUMERS INC
filed 2005-10-11
CIK 4811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 27, 2005
OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ______________

          Commission File No. 0-5815

                            AMERICAN CONSUMERS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                GEORGIA                                58-1033765
                -------                                ----------
    (State or other jurisdiction of          (I.R.S. Employer Identification
     Incorporation or organization)                      Number)

                55 Hannah Way, Rossville, GA             30741
                ----------------------------------------------
          (Address of principal executive offices)     (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at October 5, 2005
COMMON STOCK - $ .10 PAR VALUE                              801,292
NON VOTING COMMON STOCK - $ .10 PAR VALUE                    ----

ITEM 1.   FINANCIAL STATEMENTS

                 FINANCIAL INFORMATION
                AMERICAN CONSUMERS, INC.
  CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                      (UNAUDITED)


                                  THIRTEEN WEEKS ENDED
                               --------------------------
                                August 27,    August 28,
                                   2005          2004
                               ------------  ------------
NET SALES                      $ 7,995,089   $ 8,025,971
COST OF GOODS SOLD               6,040,175     6,096,749
                               ------------  ------------
Gross Margin                     1,954,914     1,929,222
OPERATING, GENERAL AND
  ADMINISTRATIVE EXPENSES        1,969,789     2,063,419
                               ------------  ------------

Operating Loss                     (14,875)     (134,197)

OTHER INCOME (EXPENSE)
  Interest income                    2,600           947
  Other income                      21,576        23,047
  Interest expense                 (13,202)      (14,681)
                               ------------  ------------
Loss Before Income Taxes            (3,901)     (124,884)
INCOME TAXES                             -             -
                               ------------  ------------

NET LOSS                            (3,901)     (124,884)

RETAINED EARNINGS:
  Beginning                        943,462     1,275,445

  Redemption of common stock             -          (106)
                               ------------  ------------

  Ending                       $   939,561   $ 1,150,455
                               ============  ============

PER SHARE:
  Net loss                     $    (0.005)  $    (0.154)
                               ============  ============
  Cash dividends               $         -   $         -
                               ============  ============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING            803,988       811,910
                               ============  ============

                        See Notes to Financial Statements

                               FINANCIAL INFORMATION
                             AMERICAN CONSUMERS, INC.
                             CONDENSED BALANCE SHEETS


                                                         August 27,     May 28,
                                                            2005          2005
                                                        ------------  ------------
                                                         (Unaudited)
                               --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                       $   447,341   $   298,759
  Certificate of deposit                                    303,993       302,848
  Accounts receivable                                       126,792       112,698
  Inventories                                             2,100,861     2,207,089
  Prepaid expenses                                           95,583        67,655
                                                        ------------  ------------
Total current assets                                      3,074,570     2,989,049
                                                        ------------  ------------
PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                    292,842       290,586
  Furniture, fixtures and equipment                       3,264,298     3,258,304
                                                        ------------  ------------
                                                          3,557,140     3,548,890
  Less accumulated depreciation                          (2,997,477)   (2,931,312)
                                                        ------------  ------------
                                                            559,663       617,578
                                                        ------------  ------------
TOTAL ASSETS                                            $ 3,634,233   $ 3,606,627
                                                        ============  ============

                   --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                      $   847,748   $   752,028
  Short-term borrowings                                     434,685       434,119
  Current maturities of long-term debt                      189,352       227,309
  Accrued sales tax                                         101,012       111,996
  Other                                                     192,933       187,917
                                                        ------------  ------------
Total current liabilities                                 1,765,730     1,713,369
                                                        ------------  ------------
LONG-TERM DEBT                                              178,081       198,935
                                                        ------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                      -             -
  Nonvoting common stock - authorized 5,000,000
    shares-$.10 par value; no shares issued                       -             -
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 803,988                         80,399        80,399
  Additional paid-in capital                                670,462       670,462
  Retained earnings                                         939,561       943,462
                                                        ------------  ------------
Total Stockholders' Equity                                1,690,422     1,694,323
                                                        ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 3,634,233   $ 3,606,627
                                                        ============  ============

                        See Notes to Financial Statements

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        THIRTEEN WEEKS ENDED
                                                     --------------------------
                                                      August 27,    August 28,
                                                         2005          2004
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $    (3,901)  $  (124,884)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                         66,165        75,748
    Change in operating assets and liabilities:
      Accounts receivable                                (14,094)       38,833
      Inventories                                        106,228       167,196
      Prepaid expenses                                   (27,928)      (49,696)
      Accounts payable                                    95,720        10,198
      Accrued sales tax                                  (10,984)        1,428
      Other accrued liabilities                            5,016        12,046
                                                     ------------  ------------
Net cash provided by operating activities                216,222       130,869
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in certificate of deposit           (1,145)       23,488
  Purchase of property and equipment                      (8,250)      (15,452)
                                                     ------------  ------------
Net cash provided by (used in) investing activities       (9,395)        8,036
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term borrowings                      566        25,416
  Principal payments on long-term debt                   (58,811)      (60,765)
  Redemption of common stock                                   -        (1,608)
                                                     ------------  ------------
Net cash used in financing activities                    (58,245)      (36,957)
                                                     ------------  ------------
Net increase in cash                                     148,582       101,948
Cash and cash equivalents at beginning of period         298,759       335,135
                                                     ------------  ------------
Cash and cash equivalents at end of period           $   447,341   $   437,083
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

     The interim financial statements have not been audited and should be read in conjunction with the notes to the financial statements presented in the Corporation's 2005 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)  Commitments  and  Contingencies.

     We do not anticipate that capital expenditures will exceed $150,000 for the year. This estimate is based on the anticipated replacement of two or three vehicles during the fiscal year, as well as anticipated equipment failures that would be replaced in the ordinary course of business during the year (estimated based on prior experience). As of August 27, 2005, capital expenditures for the fiscal year to date totaled $8,250 and, apart from any other ordinary course replacements that might arise, there are no capital expenditures budgeted or expected, except for the replacement of vehicles. Capital expenditures are normally funded from a combination of funds generated by operations and, to the extent necessary, additional borrowings under our bank line of credit or, in the case of new vehicles, manufacturer financing where appropriate.

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

ITEM 2

                                                     THIRTEEN WEEKS ENDED
                                                  --------------------------
                                                   August 27,    August 28,
                                                      2005          2004
                                                  ------------  ------------

Sales                                             $ 7,995,089   $ 8,025,971
% Sales Increase (Decrease)                            (0.38)%         9.44%
Gross Margin %                                          24.45%        24.04%
Operating, General and Administrative Expenses:
  Amount                                          $ 1,969,789   $ 2,063,419
  % of Sales                                            24.64%        25.71%
Net Loss                                          $    (3,901)  $  (124,884)


Overview:
--------

American Consumers, Inc. (the "Company"), operates eight (8) self-service supermarkets within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee. All of our supermarkets are operated under the name "Shop-Rite," and are engaged in the retail sale of groceries including meats, fresh produce, dairy products, frozen foods, bakery products, tobacco products, and miscellaneous other non-food items.

The Company realized a net loss for the thirteen weeks (quarter) ended August 27, 2005, of $3,901, a significant improvement over the loss of $124,884 for the same period last year even though sales remained essentially flat for the current quarter as compared to the prior year period. The improvement is partially due to the fact that we succeeded during the quarter in strategically adjusting our retail pricing mix to recapture the increase that our principal supplier implemented in its wholesale markup during the third quarter of the Company's fiscal 2005. The completion of this retail pricing adjustment is reflected in the slight improvement in the gross margin percentage presented above for the current quarter as compared to the prior year period.

Management actively monitors both the gross margin and the Company's retail pricing structure in an attempt to maximize profitability. Management began working on the Company's gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002. While occasional improvements in gross profit have been seen in recent periods, as we have previously noted, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company's ability to pass through price increases experienced at the wholesale level. Our principal supplier, subsequent to the quarter ended August 27, 2005, has implemented a fuel surcharge at a rate of 0.05% on grocery items. As with the supplier's previous wholesale price increase, management will attempt to offset the effect of this surcharge through strategic adjustments to our pricing mix going forward.

Further improvements in the gross margin may not be achievable at this time, however, and deterioration in the Company's gross margin is possible.
Management believes that competitive pressures on the Company, which have led to the losses experienced in recent periods, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company. These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage. In response to these developments, management will continue seeking to improve the gross margin and increase profitability by working to obtain the lowest cost for the Company's inventory, and as competition permits, by periodically implementing adjustments in the Company's overall mix of retail prices.

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

Management has been working to reduce operating and administrative expenses. As reflected in the table above, the reduction of these expenses by $93,630 (or 1.07% of sales) in the current quarter as compared to the prior year period is the other major reason for the improvement in the Company's net loss for the first quarter of fiscal 2006. This improvement is attributable to the decreases which are detailed below under the caption Operating, General and Administrative Expenses. In addition to the fuel surcharge recently added by our principal supplier, we anticipate that our inventory cost also may increase in the near term due to similar cost increases being passed on to us by our other vendors. Further, it is difficult to anticipate the additional direct costs that the Company will incur as a result of increased fuel and natural gas prices during the coming year. These factors, combined with the relatively fixed nature of certain of our expenses, mean that any future decrease in sales due to the effects of ongoing competition will likely erode that improvement experienced in these expenses as a percentage of sales during the current quarter, which could intensify the Company's operating losses.


Sales:
-----

Sales for the three months ended August 27, 2005 remained relatively flat compared to the same quarter last year. The slight decline of $30,882 amounts to a sales decrease of only 0.38%. Three of our stores experienced sales increases ranging from 2.13% to 5.90%, while the five remaining stores experienced sales declines ranging from 1.40% to 3.54%. The 9.44% increase in sales for the first quarter of the fiscal 2005 period as compared to the first quarter of fiscal 2004 is nearly all attributable to the addition of the Company's eighth grocery store in December 2003, as sales remained essentially flat at the other seven locations. Management believes that the difficulties experienced by the Company in increasing its sales volume, apart from the addition of new store locations, are indicative of the effects of ongoing price competition from larger competitors with greater financial resources than the Company.


Gross Margin:
------------

The Company's gross margin percentage for the three months ended August 27, 2005 increased by 0.41% from 24.04% to 24.45% as compared to the three months ended August 28, 2004. This increase is attributable to the fact that we successfully adjusted our retail pricing mix to offset the effect of our principal supplier's increase in its wholesale markup which occurred during the quarter ended February 26, 2005. However, subsequent to the end of the first quarter, our principal supplier implemented a 0.05% fuel surcharge with respect to grocery items, excluding meat, produce and certain other items. To the extent the Company is not able to increase retail prices to recover this additional increase in cost, the gross margin will be negatively affected. Price increases are also expected from other vendors soon, due to recent increases in fuel costs. In response to these developments, management will continue seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the Company's inventory, and as competition permits, by periodically implementing strategic adjustments in the Company's overall mix of retail prices. The gross margin of 24.04% for the quarter ended August 28, 2004 increased only slightly over the 23.82% gross margin for the corresponding quarter of fiscal 2004, but remained relatively flat as compared to the 23.97% gross margin for the full fiscal year ended May 29, 2004.


Operating, General and Administrative Expenses:
----------------------------------------------

The Company's operating expenses are comprised primarily of operating, general and administrative expenses, including personnel salary costs and related payroll costs, depreciation expense, lease expense, professional fees, bank services charges and credit card fees, costs for office supplies, insurance expense, advertising expense, telephone and utilities expense, repairs and maintenance and other minor miscellaneous expenses. For the quarter ended August 27, 2005, the primary components of the $93,630 decrease in these expenses were decreases in grocery store wages ($38,128), supplies expense ($36,668), insurance expense ($12,801), and professional fees ($10,553), partially offset by increases aggregating to $4,520 in other operating, general and administrative expense items, principally taxes and licenses. In accordance with EITF 02-16, advertising rebates received from suppliers are deducted from advertising expense within this category.

For the quarter ended August 28, 2004, operating, general and administrative expenses increased to 25.71% of sales, as compared to 24.19% for the quarter ended August 30, 2003. This increase reflected the continuation of a trend which saw operating and administrative expenses equal to 25.65% of sales for the quarter ended February 26, 2004 and 25.40% of sales for the quarter ended May 29, 2004. The overall increase in operating and administrative expenses during these periods was due primarily to increases in store payroll, repairs and insurance. A portion of these increases resulted from the addition of the Company's eighth grocery store in December 2003, while the remainder reflected an increase in these expenses at the Company's other seven stores while same store sales remained essentially flat as compared to the quarter ended August 30, 2003.


Other Income:
------------

Other income decreased from $23,047 for the quarter ended August 28, 2004 to $21,576 for the quarter ended August 27, 2005. The components of other income for the quarters ended August 27, 2005 and August 28, 2004 were as follows:

                                                        THIRTEEN WEEKS ENDED
                                                 ----------------------------------
     Description                                 August 27, 2005   August 28, 2004
     ------------------------------------------  ----------------  ----------------
     Check cashing fees                          $         14,983  $         13,450
     Funds received for handling money orders               1,017             2,863
     Vendor's compensation from the States of
       Alabama and Georgia for collecting and
       remitting sales taxes on a timely basis              3,552             3,547
     Returned check fees                                      290             2,190
     Revenue related to Fed-Ex shipments/other              1,734               997
                                                 ----------------  ----------------
     TOTAL                                       $         21,576  $         23,047
                                                 ================  ================

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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the thirteen weeks ended August 27, 2005 or August 28, 2004, as a result of continued net operating losses and the related full valuation of the Company's net deferred tax assets.


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

                               FINANCIAL CONDITION

Liquidity and Capital Resources:
-------------------------------

Changes in the Company's liquidity and capital resources during the periods presented resulted primarily from the following:

During the thirteen weeks ending August 27, 2005, the Company increased its cash and cash equivalents in the amount of $148,582, primarily as a result of the effects of depreciation (which is a non-cash expense), a decrease in the Company's overall inventory levels and an increase in accounts payable. Funds generated from operations were utilized to reduce the Company's long-term debt by approximately $58,800 during this thirteen week period. Purchases of property and equipment approximated $8,250 for this thirteen week period, and also were funded by cash generated from operations.

During the thirteen weeks ending August 28, 2004, the Company increased its cash and cash equivalents in the amount of $101,948. The Company incurred a net loss for the thirteen week period of $124,884. This loss, from a cash flow standpoint, was more than offset by $75,748 in non-cash depreciation expense taken during this period together with a reduction in inventories of $167,196. The Company also used cash generated from operations for the repayment of long-term debt in the amount of $60,765 during the thirteen week period ended August 28, 2004.

The ratio of current assets to current liabilities was 1.74 to 1 at the end of the latest quarter, August 27, 2005 compared to 1.87 to 1 on August 28, 2004 and
1.74 to 1 at the end of the fiscal year ended on May 28, 2005. Cash, cash equivalents and the certificate of deposit constituted 24.44% of the total current assets at August 27, 2005, as compared to 23.42% of the total current assets at August 28, 2004 and 20.13% at May 28, 2005. These ratios reflect the trends discussed above, in that the Company increased its reliance on bank financing during recent periods, due to increased losses which coincided with increased inventory and capital spending requirements related to the establishment of our eighth grocery store location. Management has been working to gradually reduce the Company's inventory level in order to moderate the effects of these developments on the Company's overall liquidity, resulting in the improvement in the proportion of current assets composed of cash, cash equivalents and the certificate of deposit at August 27, 2005 as compared to May 28, 2005 and August 28, 2004.

Historically, the Company has financed its working capital requirements principally through its cash flow from operations. Short-term borrowing to finance inventory purchases is provided by the Company's $500,000 line of credit from its bank and through borrowings from related parties, as discussed below. The bank line of credit is secured by the Company's certificate of deposit, as well as by a security interest in substantially all of our accounts receivable, inventory, machines and equipment, furniture and fixtures and by personal guarantees of Michael A. Richardson and Paul R. Cook, the Company's President and CEO and Executive Vice President and CFO, respectively. While we believe that these sources will continue to provide us with adequate liquidity to supply the Company's working capital needs, if the Company's operating losses were to increase relative to depreciation and other non-cash charges, our operating cash flows could be adversely affected. If this happens, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs. If we were required to seek such additional financing and were not able to obtain it, or were unable to do so on commercially reasonable terms, we could be required to reduce the Company's current level of operations in order to lower our working capital requirements to a level that our present financing arrangements would support.

Short-term borrowings as of specific dates are presented below:

                              August 27,     May 28,    August 28,
                                 2005         2005         2004
                              -----------  -----------  -----------
Michael and Diana Richardson  $    12,988  $    12,776  $    13,302
Matthew Richardson                 21,697       21,343       27,164
Line of Credit                    400,000      400,000      325,000
                              -----------  -----------  -----------
TOTAL                         $   434,685  $   434,119  $   365,466
                              ===========  ===========  ===========

The Company's line of credit with Northwest Georgia Bank bears interest at prime, subject to a 6.0% floor. Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Northwest Georgia Bank on the line of credit. Michael Richardson is Chairman of the Board and Chief Executive Officer of the Company. Diana Richardson is the wife of Michael Richardson, and Matthew Richardson is their son.

Long-Term Debt:
--------------

At August 27, 2005, long-term debt consisted of a note payable to Northwest Georgia Bank of $105,086 to finance cash registers and peripheral equipment and notes payable to Northwest Georgia Bank of $17,380 incurred in April 2001 to finance the addition of the Company's seventh grocery store and $244,967 incurred in December 2003 to finance the addition of the Company's eighth grocery store. In addition, two vehicles were purchased and financed through GMAC with a balance due at August 27, 2005, of zero. Long-term debt as of specific dates are presented below:

                                             August 27,     May 28,    August 28,
                                                2005         2005         2004
                                             -----------  -----------  -----------
       Note payable, Bank, secured by
       all inventory, machinery and
       equipment, due $6,781 monthly
       plus interest at prime with 6% floor
       through December 2008.                $   244,967  $   261,309  $   309,226

       Note payable, Bank, secured by
       all inventory, machinery and
       equipment, due $11,381 monthly
       plus interest at the prime rate
       through September 2006.                   105,086      137,287      232,483

       Note payable, Bank, secured by
       all inventory, machinery and
       equipment, due $3,576 monthly
       plus interest at the prime rate
       plus 1.5% through April, 2006.             17,380       27,648       54,381

       Vehicle loans; collateralized by
       automobiles due $1,305 monthly
       through December 2004.                          -            -        5,223
                                             -----------  -----------  -----------
                                             $   367,433  $   426,244  $   601,313
       Less current maturities                   189,352      227,309      239,399
                                             -----------  -----------  -----------
                                             $   178,081  $   198,935  $   361,914
                                             ===========  ===========  ===========

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to August 27, 2005:

            Twelve Months
            Ending August      Amount
            --------------  ----------
                 2006        $ 189,352
                 2007           71,543
                 2008           76,525
                 2009           30,013

During the quarter ended August 27, 2005 retained earnings decreased as a result of the Company's net loss for the quarter.

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


Off-Balance Sheet Arrangements:
------------------------------

The Company had no significant off-balance sheet arrangements as of August 27, 2005.


Related Party Transactions:
--------------------------

Except as discussed above under "Liquidity and Capital Resources," there were no material related party transactions during the thirteen week period ended August 27, 2005.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. The Company does not maintain any interest rate hedging arrangements. Based on the Company's outstanding indebtedness at August 27, 2005 (and annualized to represent a full twelve months of results), a one percent (1.0%) increase in the prime interest rate would increase interest expense applicable to our variable rate debt (and our net loss) by approximately $8,000 annually. Due to the interest rate floor provisions in a majority of the Company's variable rate debt, decreases in the prime interest rate would have a negligible impact on the Company's annualized interest expense. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.

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

                            AMERICAN CONSUMERS, INC.

                          PART II     OTHER INFORMATION


ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer  Repurchases:
     -------------------

The Company did not repurchase any of its common stock during the fiscal quarter covered by this report.


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


                                            AMERICAN CONSUMERS, INC.
                                            (Registrant)


        October 11, 2005                    /s/ Michael A. Richardson
Date:  ____________________                 _________________________
                                            Michael A. Richardson
                                            CHAIRMAN OF THE BOARD AND
                                            CHIEF EXECUTIVE OFFICER
                                            (Principal Executive Officer)

        October 11, 2005                    /s/ Paul R. Cook
Date:  ____________________                 __________________________
                                            Paul R. Cook
                                            EXECUTIVE VICE PRESIDENT AND
                                            TREASURER
                                            (Principal Financial Officer &
                                            Chief Accounting Officer)

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