Form 10-Q
period 2005-11-26
AMERICAN CONSUMERS INC
filed 2006-01-10
CIK 4811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 26, 2005
OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ______________

          Commission File No. 0-5815

                            AMERICAN CONSUMERS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                GEORGIA                                58-1033765
                -------                                ----------
    (State or other jurisdiction of          (I.R.S. Employer Identification
    Incorporation or organization)                       Number)

               55 Hannah Way, Rossville, GA              30741
               -----------------------------------------------
            (Address of principal executive offices)   (Zip Code)

       Registrant's Telephone Number, including Area Code:  (706) 861-3347

     -----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at January 5, 2006
COMMON STOCK - $ .10 PAR VALUE                               800,302
NON VOTING COMMON STOCK - $ .10 PAR VALUE                     -----

ITEM 1.   FINANCIAL STATEMENTS
                                       FINANCIAL INFORMATION
                                     AMERICAN CONSUMERS, INC.
                       CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                            (UNAUDITED)


                                         THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                    ------------------------------  ------------------------------
                                     November 26,    November 27,    November 26,    November 27,
                                         2005            2004            2005            2004
                                    --------------  --------------  --------------  --------------
NET SALES                           $   8,047,771   $   8,182,495   $  16,042,860   $  16,208,466
COST OF GOODS SOLD                      6,098,898       6,206,884      12,139,073      12,303,633
                                    --------------  --------------  --------------  --------------
Gross Margin                            1,948,873       1,975,611       3,903,787       3,904,833

OPERATING, GENERAL AND
ADMINISTRATIVE EXPENSES                 1,998,887       1,969,071       3,968,676       4,032,490
                                    --------------  --------------  --------------  --------------

Operating Income (Loss)                   (50,014)          6,540         (64,889)       (127,657)

OTHER INCOME (EXPENSE)
  Interest income                           2,676             860           5,276           1,807
  Other income                             28,347          30,179          49,923          53,226
  Interest expense                        (14,251)        (14,881)        (27,453)        (29,562)
                                    --------------  --------------  --------------  --------------
Income (Loss) Before Income Taxes         (33,242)         22,698         (37,143)       (102,186)
INCOME TAXES                                    -               -               -               -
                                    --------------  --------------  --------------  --------------

NET INCOME (LOSS)                         (33,242)         22,698         (37,143)       (102,186)

RETAINED EARNINGS:
  Beginning                               939,561       1,150,455         943,462       1,275,445

  Redemption of common stock                 (243)           (400)           (243)           (506)
                                    --------------  --------------  --------------  --------------

  Ending                            $     906,076   $   1,172,753   $     906,076   $   1,172.753
                                    ==============  ==============  ==============  ==============

PER SHARE:
  Net Income (loss)                 $      (0.042)  $       0.028   $      (0.046)  $      (0.126)
                                    ==============  ==============  ==============  ==============
  Cash dividends                    $           -   $           -   $           -   $           -
                                    ==============  ==============  ==============  ==============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                   801,008         805,112         802,851         808,941
                                    ==============  ==============  ==============  ==============

                        See Notes to Financial Statements

                                    FINANCIAL INFORMATION
                                  AMERICAN CONSUMERS, INC.
                                  CONDENSED BALANCE SHEETS


                                                                 November 26,     May 28,
                                                                     2005           2005
                                                                --------------  ------------
                                                                 (Unaudited)
                                      --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                               $     264,265   $   298,759
  Certificate of deposit                                              306,675       302,848
  Accounts receivable                                                 162,919       112,698
  Inventories                                                       2,210,153     2,207,089
  Prepaid expenses                                                    127,979        67,655
                                                                --------------  ------------
Total current assets                                                3,071,991     2,989,049
                                                                --------------  ------------
PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                              292,842       290,586
  Furniture, fixtures and equipment                                 3,254,397     3,258,304
                                                                --------------  ------------
                                                                    3,547,239     3,548,890
  Less accumulated depreciation                                    (3,017,209)   (2,931,312)
                                                                --------------  ------------
                                                                      530,030       617,578
                                                                --------------  ------------
TOTAL ASSETS                                                    $   3,602,021   $ 3,606,627
                                                                ==============  ============

                          --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                              $     786,276   $   752,028
  Short-term borrowings                                               532,244       434,119
  Current maturities of long-term debt                                150,615       227,309
  Accrued sales tax                                                    99,925       111,996
  Other                                                               199,622       187,917
                                                                --------------  ------------
Total current liabilities                                           1,768,682     1,713,369
                                                                --------------  ------------
LONG-TERM DEBT                                                        179,844       198,935
                                                                --------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                                -             -
  Nonvoting common stock - authorized 5,000,000
    shares-$.10 par value; no shares issued                                 -             -
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 800,302 and 803,988 respectively          80,030        80,399
  Additional paid-in capital                                          667,389       670,462
  Retained earnings                                                   906,076       943,462
                                                                --------------  ------------
Total Stockholders' Equity                                          1,653,495     1,694,323
                                                                --------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   3,602,021   $ 3,606,627
                                                                ==============  ============

                        See Notes to Financial Statements

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      TWENTY-SIX WEEKS ENDED
                                                  ------------------------------
                                                   November 26,    November 27,
                                                       2005            2004
                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $     (37,143)  $    (102,186)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                       141,276         152,132
    Change in operating assets and liabilities:
      Accounts receivable                               (50,221)        (35,650)
      Inventories                                        (3,064)          6,764
      Prepaid expenses                                  (60,324)        (53,767)
      Accounts payable                                   34,248           4,669
      Accrued sales tax                                 (12,071)          8,086
      Other accrued liabilities                          11,705          30,624
                                                  --------------  --------------

Net cash provided by operating activities                24,406          10,672
                                                  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (Increase) in certificate of deposit          (3,827)         22,619
  Purchase of property and equipment                    (53,728)        (29,987)
                                                  --------------  --------------
Net cash used in investing activities                   (57,555)         (7,368)
                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term borrowings                  98,125          97,337
  Proceeds from long-term borrowings                     22,212               -
  Principal payments on long-term debt                 (117,997)       (118,564)
  Redemption of common stock                             (3,685)         (7,658)
                                                  --------------  --------------
Net cash used in financing activities                    (1,345)        (28,885)
                                                  --------------  --------------

Net decrease in cash                                    (34,494)        (25,581)
Cash and cash equivalents at beginning of period        298,759         335,135
                                                  --------------  --------------
Cash and cash equivalents at end of period        $     264,265   $     309,554
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

(2)  Commitments and Contingencies.

     We have estimated that capital expenditures will not exceed $150,000 for the year, based on the anticipated replacement of two or three vehicles during the fiscal year, as well as anticipated equipment failures that will be replaced in the ordinary course of business during the year (estimated based on prior experience).

     As of November 26, 2005, capital expenditures for the fiscal year to date totaled $53,728, primarily for two new vehicles financed through payment of $23,265 in cash and manufacturer financing in the amount of $22,212 on one of the vehicles, plus the trade-in value received for the two older vehicles replaced. Additionally, we expect to replace certain refrigeration equipment needed in one of the Company's stores at an estimated cost of approximately $40,000, which management intends to finance from the Company's operating cash flows. Apart from these expenditures and any other ordinary course replacements that might arise, there are no other capital expenditures budgeted or expected. Capital expenditures are normally funded from a combination of funds generated by operations and, to the extent necessary, additional borrowings under our bank line of credit or through other credit sources (including, in the case of new vehicles, manufacturer financing where appropriate).

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

(3)  Cost of Goods Sold.

     Cost of goods sold is comprised of the cost of purchasing the Company's products (such as groceries and other vendor-supplied products) sold during the period. Cost of goods sold is equal to the beginning inventory, plus the cost of goods purchased during the period, less the amount comprising ending inventory. The cost of goods sold shown on the Company's Statement of Income and Retained Earnings is presented net of rebates from suppliers. These rebates represent cash consideration received from suppliers based primarily on the Company's volume of purchases from such suppliers. These rebates do not include reimbursement of costs incurred to sell the supplier's products. In accordance with EITF 02-16, the Company applies rebates from suppliers (excluding rebates for advertising costs) as a reduction in cost of goods sold.

ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS

                                                      THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                                 ------------------------------  ------------------------------
                                                  November 26,    November 27,    November 26,    November 27,
                                                      2005            2004            2005            2004
                                                 --------------  --------------  --------------  --------------
Sales                                            $   8,047,771   $   8,182,495   $  16,042,860   $  16,208,466
% Sales Increase (Decrease)                             (1.65)%          13.63%         (1.02)%          11.52%
Gross Margin %                                           24.22%          24.14%          24.33%          24.09%
Operating, General and Administrative Expense:
  Amount                                         $   1,998,887   $   1,969,071   $   3,968,676   $   4,032,490
  % of Sales                                             24.84%          24.06%          24.74%          24.88%
Net Income (Loss)                                $     (33,242)  $      22,698   $     (37,143)  $    (102,186)

OVERVIEW:
--------

American Consumers, Inc., (the "Company"), operates eight (8) self-service supermarkets within a compact geographical area that comprises Northwest Georgia, Northeast Alabama and Southeast Tennessee. All of our supermarkets are operated under the name "Shop-Rite," and are engaged in the retail sale of groceries including meats, fresh produce, dairy products, frozen foods, bakery products, tobacco products and miscellaneous other non-food items.

The Company continues to struggle with operating losses as we are faced with increasing competition from other grocery retailers moving into the smaller markets served by our stores. The Company realized a net loss for the thirteen weeks (quarter) ended November 26, 2005 of $33,242, bringing the net loss for the first twenty-six weeks (six months) of fiscal 2006 to $37,143. This compares to a net income for the same quarter last year of $22,698, and a loss of $102,186 for the 2005 year to date period.

Management actively monitors both the gross margin and the Company's retail pricing structure in an attempt to maximize profitability. The gross margins for the periods presented have remained fairly consistent. Management will attempt to maintain stability in the gross margin, or achieve slight improvements, to the extent possible. Management began working on the Company's gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002. While occasional improvements in gross profit have been seen in recent periods, as we have previously noted, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company's ability to pass through price increases experienced at the wholesale level. For instance, although we succeeded in strategically adjusting our retail pricing mix to recapture the increase that our principal supplier implemented in its wholesale markup during the third quarter of the Company's fiscal 2005, we are still working on further pricing adjustments to recover a fuel surcharge that the supplier implemented early in the quarter ended November 26, 2005.

Accordingly, while management will attempt to offset any such future increases by our principal supplier through strategic adjustments to our pricing mix, further improvements in the gross margin may not be achievable at this time, and deterioration in the Company's gross margin is possible. Management believes that competitive pressures on the Company, which have led to the losses experienced in recent periods, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company. These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage. In response to these developments, management will continue seeking to improve the gross margin and increase profitability by working to obtain the lowest cost for the Company's inventory, and as competition permits, by periodically implementing adjustments in the Company's overall mix of retail prices.

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

Management has been working to reduce operating, general and administrative expenses. As indicated by the table above, however, operating, general and administrative expenses have remained fairly consistent in relation to sales for the periods presented in spite of some short-term progress that has been made in prior quarters. As indicated above, these expenses were up approximately three quarters of a percent for the quarter ended November 26, 2005, but are still down by approximately one tenth of a percent in relation to sales for the year to date ended November 26, 2005. Further, the relatively fixed nature of certain of these expenses means that any future decrease in sales due to the effects of ongoing competition will likely trigger further increases in this ratio, which could intensify the Company's operating losses.

Interest income increased significantly for both the three and six month periods versus the prior year, due primarily to a more favorable interest rate received upon the repricing of the Company's one year certificate of deposit. Interest expense remained fairly consistent between the periods presented, as reductions in the Company's outstanding long-term debt helped to offset the impact of rising interest rates on our remaining variable rate debt balances. Variations in interest income and interest expense had little impact, however, on the overall fluctuations in the Company's net income or loss for the periods presented.

THREE MONTHS ENDED NOVEMBER 26, 2005 COMPARED TO THREE MONTHS ENDED NOVEMBER 27,
--------------------------------------------------------------------------------
2004:
----

Sales:
-----

The sales decrease of $134,724, or 1.65%, for the 2005 quarter as compared to the prior year resulted from the net impact of significant sales decreases at three of the Company's grocery stores (9.52%, 4.49% and 4.03%, respectively), partially offset by significant increases at two other stores (8.89% and 3.49%), while sales at the other three stores remained essentially flat or decreased only slightly. Management attributes both the positive and negative fluctuations in sales noted for individual store locations to factors associated with local competition within each store's trade area and to certain geographic and traffic pattern conditions affecting individual stores, rather than to identifiable factors affecting multiple locations.

The sales increase of $981,491, or 13.63%, occurring for the quarter ended November 27, 2004 over the same period ending in November 2003 resulted primarily from the addition of the

Tunnel Hill store in January 2004. Other Company store locations offset each other with either very negligible growth in sales or minimal declines. Management believes that the difficulties experienced by the Company in increasing its sales volume, apart from the addition of new store locations, are indicative of the effects of ongoing price competition from larger competitors with greater financial resources than the Company.

Gross Margin:
------------
The Company's gross margin percentage for the three months ended November 26, 2005 increased by 0.08% as compared to the three months ended November 27 2004, from 24.14% to 24.22%. This was due to management's adjustments to the Company's overall pricing mix, including adjustments made to recapture the increase in our primary inventory supplier's wholesale markup that occurred during the quarter ended February 26, 2005. However the 24.22% gross margin for the most recent quarter decreased from 24.45% for the quarter ended August 27, 2005, due primarily to a fuel surcharge added to grocery purchases (excluding meat, produce and certain other items) by our principal supplier early in the November quarter. While management is further adjusting the Company's retail prices, to the extent possible, to recover this additional increase in cost, we have only been partially successful in doing so, which has negatively affected the gross margin. Price increases are also expected from other vendors soon, due to recent increases in fuel cost.

The gross margin increased from 23.75% to 24.14% for the quarters ended November 29, 2003 and November 27, 2004, respectively, due principally to management's earlier efforts to increase the gross margin through strategic pricing adjustments.

Operating, General and Administrative Expenses:
----------------------------------------------

The Company's operating expenses are comprised primarily of operating, general and administrative expenses, including personnel salary costs and related payroll costs, depreciation expense, lease expense, professional fees, bank services charges and credit card fees, costs for office supplies, insurance expense, advertising expense, telephone and utilities expense, repairs and maintenance and other minor miscellaneous expenses. For the quarter ended November 26, 2005, these expenses increased by $29,816 and represented 24.84% of sales versus 24.06% for the prior year period. The primary components of this increase were increases in supplies ($50,233), professional fees ($18,967), utilities ($13,626), bad checks ($13,087), bank service charges and credit card fees ($12,482), repairs and maintenance ($16,644), and various other miscellaneous items (aggregating to $5,428), offset by decreases in store payroll ($39,322), commercial insurance ($12,831), and advertising and sales promotion ($48,498). In accordance with EITF 02-16, advertising rebates received from suppliers are deducted from advertising expense within this category.

For the quarter ended November 27, 2004, operating, general and administrative expenses decreased as a percentage of sales, from 24.37% for the quarter ended November 29, 2003 to 24.06% for the 2004 period. However, these expenses increased in absolute dollar terms by $214,302, due principally to the addition of the Tunnel Hill store which opened in January of 2004. Significant components of this increase included increases in store payroll ($98,476), advertising and sales promotion ($53,289), commercial insurance ($25,448), utilities ($24,923) rent ($11,242), group insurance ($6,126) professional services ($5,616), depreciation expense ($3,270), bank service charges and credit card fees ($9,186) and bad checks ($5,114), as well as other miscellaneous increases, offset by decreases in supplies expense ($31,910), repairs and maintenance ($8,973), and various other miscellaneous items.

Other Income:
------------

Other income decreased from $30,179 for the quarter ended November 27, 2004 to $28,347 for the quarter ended November 26, 2005 for a decrease of $1,832. The components of other income for the quarters ended November 26, 2005 and November 27, 2004 were as follows:

                                                                THIRTEEN WEEKS ENDED
                                                       --------------------------------------
           Description                                  November 26, 2005   November 27, 2004
           -----------                                 ------------------  ------------------
           Check cashing fees                          $           18,156  $           13,167
           Funds received for handling money orders                 3,926               8,954
           Vendor's compensation from the States of
             Alabama and Georgia for collecting and
             remitting sales taxes on a timely basis                3,529               3,581
           Returned check fees                                        125               2,292
           Revenue related to Fed-Ex shipments/other                2,611               2,185
                                                       ------------------  ------------------
           TOTAL                                       $           28,347  $           30,179
                                                       ==================  ==================

SIX MONTHS ENDED NOVEMBER 26, 2005 COMPARED TO SIX MONTHS ENDED NOVEMBER 27,
----------------------------------------------------------------------------
2004
----

Sales:
-----

The sales decrease of $165,606, or 1.02%, for the six months ended November 26, 2005 as compared to the first six months of the prior fiscal year resulted from the net impact of significant sales decreases at three of the Company's grocery stores (6.57%, 3.56% and 3.36%, respectively), partially offset by significant increases at two other stores (6.64% and 4.69%), while sales at the other three stores remained essentially flat or decreased only slightly. As stated above, management attributes both the positive and negative fluctuations in sales noted for individual store locations to factors associated with local competition within each store's trade area and to certain geographic and traffic pattern conditions affecting individual stores, rather than to identifiable factors affecting multiple locations.

The sales increase of $1,673,749, or 11.52%, for the six months ended November 27, 2004 as compared to the 2003 period was due principally to the sales added by the opening of our Tunnel Hill store on January 5, 2004.

Gross Margin:
------------
The Company's gross margin percentage for the six months ended November 26, 2005 increased by 0.24% as compared to the six months ended November 27, 2004, from 24.09% to 24.33%. This increase is due to management's adjustments to the Company's overall pricing mix, including adjustments made to recapture the wholesale markup increase which our primary inventory supplier began charging during the quarter ended February 26, 2005. The gross margin is down from the 24.45% level achieved during the quarter ended August 27, 2005, however, due to the supplier's implementation of a fuel surcharge during the most recent quarter. Management is attempting to further adjust the Company's retail prices, to the extent possible, to recover this additional cost. We have only been partially successful in doing so, however, which has negatively affected the gross margin. Price increases are also expected from other vendors soon, due to recent increases in fuel cost.

The gross margin at November 27, 2004 increased to 24.09% from 23.78% at November 29, 2003, due principally to management's earlier efforts to increase the gross margin through strategic pricing adjustments.

Operating, General and Administrative Expenses:
----------------------------------------------

For the six months ended November 26, 2005, operating, general and administrative expenses decreased by $63,814, to 24.74% of sales as compared to 24.88% for the prior year period. This decrease was primarily due to decreases in store payroll ($72,304), commercial insurance ($19,617), advertising and sales promotion ($43,716), and miscellaneous expense ($12,026). These decreases were partially offset by increases in expenses for supplies ($16,473), group insurance ($19,617), bank service charges and credit card fees ($21,510) and bad checks ($25,263).

For the six months ended November 27, 2004, operating, general and administrative expenses increased both as a percentage of sales (to 24.88% as compared to 24.28% for the quarter ended November 29, 2003) and in absolute terms, by $504,024 versus the prior year period. The primary components of this increase were increases in store payroll ($201,119), advertising and sales promotion ($51,259), commercial insurance ($39,212), utilities ($43,597), supplies ($29,060), rent ($22,821), group insurance ($22,897), professional fees ($10,365), depreciation expense ($10,206), repairs and maintenance ($9,885), bank service charges and credit card fees ($15,928) and bad checks ($18,963). While expenses increased overall due to the opening of our Tunnel Hill store on January 5, 2004, this represented some moderation of a trend noted in prior quarters of operating, general and administrative expenses increasing as a percent of sales. This was attributable to slight increases in same-store sales versus the first six months of the prior fiscal year, which had the effect of balancing some of the increases in store payroll, repairs and insurance that led to an increased ratio for prior periods.

Other Income:
------------

Other income decreased from $53,226 to $49,923 for the six months ended November 26, 2005 compared to the six months ended November 27, 2004. The components of other income for the twenty-six weeks ended November 26, 2005 and November 27, 2004 were as follows:

                                                               TWENTY-SIX WEEKS ENDED
                                                       --------------------------------------
           Description                                 November 26, 2005   November 27, 2004
           -----------                                 ------------------  ------------------
           Check cashing fees                          $           33,140  $           26,618
           Funds received for handling money orders                 4,944              11,817
           Vendor's compensation from the States of
             Alabama and Georgia for collecting and
             remitting sales taxes on a timely basis                7,080               7,127
           Returned check fees                                        415               4,482
           Revenue related to Fed-Ex shipments/other                4,344               3,182
                                                       ------------------  ------------------
           TOTAL                                       $           49,923  $           53,226
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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the six months ended November 26, 2005 or November 27, 2004, as a result of continued net operating losses and the related full valuation of the Company's net deferred tax assets.

INFLATION:
---------

The Company continues to seek ways to cope with the threat of renewed inflation, although inflation currently is not a significant factor except as discussed above in relation to recent supplier wholesale price increases, driven in part by increased fuel costs. To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the goods sold by the Company.


                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Changes in the Company's liquidity and capital resources during the periods presented resulted primarily from the following:

During the twenty-six weeks ending November 26, 2005, the Company decreased its cash and cash equivalents in the amount of $34,494, increased its draws under its line of credit with Northwest Georgia Bank by $100,000, bringing the outstanding line balance to the full $500,000 available to be borrowed, and incurred additional long-term debt in the amount of $22,212 in connection with the purchase of a new vehicle. We paid down the Company's existing long-term debt by approximately $118,000 during this twenty-six week period, increased our certificate of deposit by approximately $3,800 and made principal payments on short-term notes in the amount of $3,000. While the Company has encountered a year to date net loss of $37,143 for fiscal 2006, its impact on the Company's liquidity has been lessened somewhat by the fact that the year to date results include $141,276 in non-cash depreciation and amortization charges, which have no impact on the Company's cash flow. Subsequent to the end of the quarter, we completed the early payoff of the note incurred to finance the addition of our seventh grocery store, which was due to mature in April 2006. After allowing for the $433 monthly payment associated with the new vehicle that was financed during the period, this resulted in a net reduction in our monthly debt service requirements of $3,143.

Purchases of property and equipment approximated $53,700 for this twenty-six week period, including replacement of two vehicles financed through payment of $23,265 in cash and manufacturer financing in the amount of $22,212 on one of the vehicles, plus the trade-in value received for the two older vehicles replaced. Management expects to replace certain refrigeration equipment in one of the Company's stores at an estimated cost of approximately $40,000, which we intend to finance through operating cash flows. Apart from these expenditures and any other ordinary course replacements that might arise, there are no other capital expenditures budgeted or expected.

During the twenty-six weeks ending November 27, 2004, the Company's cash, and cash equivalents declined by $25,581. While the Company incurred a net loss of $102,186 for the period, the impact of the loss was offset by $152,132 in non-cash depreciation and amortization charges taken during the period which, when coupled with the net effect of other operational items, resulted in a positive cash inflow from operations of $10,672. However, the Company's net cash outflows from its investing and financing activities created an overall decrease in cash. Purchases of property and equipment of approximately $30,000 were offset by cash flow generated through a $22,600 reduction in the balance on the Company's certificate of deposit, resulting in net cash used in investing activities of $7,368. Significant components of the $28,885 in net cash outflows from financing activities during the twenty-six weeks ended November 27, 2004, included the repurchase of $7,658 of common stock and payments of $118,564 of principal outstanding on long-term debt, offset by the drawdown of an additional $100,000 on our bank line of credit, bringing the outstanding line balance to $400,000 and leaving $100,000 in remaining availability.

The ratio of current assets to current liabilities was 1.74 to 1 at the end of the latest quarter, November 26, 2005 compared to 1.84 to 1 on November 27, 2004 and 1.74 to 1 at the end of the fiscal year ended on May 28, 2005. Cash, cash equivalents and the certificate of deposit constituted 18.59% of the total current assets at November 26, 2005, as compared to 18.73% of the total current assets at November 27, 2004 and 20.13% at May 28, 2005. These ratios reflect the trends discussed above, in that the Company increased its reliance on bank financing during recent periods, due to increased losses which coincided with increased inventory and capital spending requirements related to the establishment of our eighth grocery store location. Management has been working to gradually reduce the Company's inventory level in order to moderate the effects of these developments on the Company's overall liquidity. However, inventories at November 26, 2005 increased by $3,064 over the inventory at year-end May 28, 2005, due to seasonal requirements for increased inventory to meet customer demand during the holiday periods in November and December.

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

Short-term borrowings as of specific dates are presented below:

                              November 26,      May 28,     November 27,
                                  2005           2005           2004
                              -------------  -------------  -------------
Michael and Diana Richardson  $      12,190  $      12,776  $      13,446
Matthew Richardson                   20,054         21,343         23,941
Line of Credit                      500,000        400,000        400,000
                              -------------  -------------  -------------
TOTAL                         $     532,244  $     434,119  $     437,387
                              =============  =============  =============

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

LONG-TERM DEBT:
--------------

At November 26, 2005, long-term debt consisted of a note payable to Northwest Georgia Bank of $72,584 to finance cash registers and peripheral equipment and notes payable to Northwest Georgia Bank of $6,941 incurred in April 2001 to finance the addition of the Company's seventh grocery store and $228,722 incurred in December 2003 to finance the addition of the Company's eighth grocery store. In addition, one vehicle was purchased during the quarter and financed through Ford Motor Credit, with a balance due at November 26, 2005 of $22,212. Long-term debt as of specific dates are presented below:

                                                November 26,      May 28,     November 27,
                                                    2005           2005           2004
                                                -------------  -------------  -------------
     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $6,781 monthly
     plus interest at prime with 6% floor
     through December 2008.                     $     228,722  $     261,309  $     293,542

     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $11,381 monthly
     plus interest at the prime rate
     through September 2006.                           72,584        137,287        200,900

     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $3,576 monthly
     plus interest at the prime rate plus 1.5%
     through April, 2006.                               6,941         27,648         47,766

     Vehicle loans; collateralized by
     automobiles due $1,305 monthly
     through December 2004 and due $433
     monthly through December 2010.                    22,212             --          1,306
                                                -------------  -------------  -------------
                                                $     330,459  $     426,244  $     543,514
     Less current maturities                          150,615        227,309        241,835
                                                -------------  -------------  -------------
                                                $     179,844  $     198,935  $     301,679
                                                =============  =============  =============

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to November 26, 2005:

                Twelve Months
               Ending November        Amount
               ---------------       --------
                    2006             $150,615
                    2007               76,536
                    2008               82,036
                    2009               15,915
                    2010                5,357

During the quarter ended November 26, 2005 retained earnings decreased as a result of the Company's net loss for the quarter.

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

The Company had no significant off-balance sheet arrangements as of November 26, 2005.

RELATED PARTY TRANSACTIONS:
--------------------------

Except as discussed under "Liquidity and Capital Resources," there were no material related party transactions during the twenty-six week period ended November 26, 2005.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. The Company does not maintain any interest rate hedging arrangements. Based on the Company's outstanding indebtedness at November 26, 2005 (and annualized to represent a full twelve months of results), a one percent (1.0%) increase in the prime interest rate would increase interest expense applicable to our variable rate debt (and our net loss) by approximately $8,600 annually. Due to the effect of the interest rate floor provisions in a majority of the Company's variable rate debt, a one percent (1.0%) decrease in the prime interest rate would not be expected to have a material impact on the Company's annualized interest expense at November 26, 2005. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.

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

                          PART II     OTHER INFORMATION


ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Issuer Repurchases:
        ------------------

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:

                                Average     Total Number of     Maximum Number of
                Total Number     Price    Shares Purchased as  Shares that May Yet
                  of Shares    Paid per   Part of a Publicly      Be Purchased
Period          Purchased (1)    Share      Announced Plan       Under the Plan
--------------  -------------  ---------  -------------------  -------------------
August 28 -             2,695  $    1.00                    -                    -
Oct. 1, 2005

October 2,  -             990       1.00                    -                    -
Oct. 29, 2005

October 30,  -              -          -                    -                    -
Nov. 26, 2005
                -------------  ---------  -------------------  -------------------

TOTAL                   3,685  $    1.00                    -                    -
                =============  =========  ===================  ===================

(1) Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on September 22, 2005, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 2006. Proxies were solicited by management in favor of seven nominees, with no solicitation in opposition to management's nominees.
All of such nominees were elected, with the number of votes cast for, against, or withheld as well as the number of broker non votes and abstentions as to each nominee having been as follows:

                        TOTAL    VOTES    VOTES             BROKER
                       SHARES    CAST     CAST     VOTES     NON
NOMINEE                 VOTED     FOR    AGAINST  WITHHELD  VOTES
-------                -------  -------  -------  --------  ------
Michael A. Richardson  591,701  591,701     0        0      31,786
Paul R. Cook           591,701  591,701     0        0      31,786
Virgil E. Bishop       591,701  591,701     0        0      31,786
Thomas L. Richardson   591,701  591,701     0        0      31,786
Jerome P. Sims, Sr.    591,701  591,701     0        0      31,786
Andrew V. Douglas      591,701  591,701     0        0      31,786
Danny R. Skates        591,701  591,701     0        0      31,786

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


                                        AMERICAN CONSUMERS, INC.
                                        (Registrant)


        January 10, 2006                /s/ Michael A. Richardson
Date:  ____________________             ____________________________
                                        Michael A. Richardson
                                        CHAIRMAN OF THE BOARD AND
                                        CHIEF EXECUTIVE OFFICER
                                        (Principal Executive Officer)

        January 10, 2006                /s/ Paul R. Cook
Date:  ____________________             ____________________________
                                        Paul R. Cook
                                        EXECUTIVE VICE PRESIDENT AND
                                        TREASURER
                                        (Principal Financial Officer & Chief
                                        Accounting Officer)

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