Form 10-Q
period 2006-02-25
AMERICAN CONSUMERS INC
filed 2006-04-07
CIK 4811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 25, 2006
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ( )  Accelerated filer  ( )  Non-accelerated filer  (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ( ) YES (X) NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at April 5, 2006
COMMON STOCK - $ .10 PAR VALUE                            797,016
NON VOTING COMMON STOCK - $ .10 PAR VALUE                 -------

ITEM 1.   FINANCIAL STATEMENTS

                                         FINANCIAL INFORMATION
                                       AMERICAN CONSUMERS, INC.
                         CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                              (UNAUDITED)


                                             THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                        ------------------------------  ------------------------------
                                         February 25,    February 26,    February 25,    February 26,
                                             2006            2005            2006            2005
                                        --------------  --------------  --------------  --------------
NET SALES                               $   8,176,572   $   7,903,607   $  24,219,432   $  24,112,073
COST OF GOODS SOLD                          6,201,916       6,039,155      18,340,989      18,342,788
                                        --------------  --------------  --------------  --------------
Gross Margin                                1,974,656       1,864,452       5,878,443       5,769,285

OPERATING, GENERAL AND
ADMINISTRATIVE EXPENSES                     2,032,786       2,010,879       6,001,462       6,043,369
                                        --------------  --------------  --------------  --------------

Operating Loss                                (58,130)       (146,427)       (123,019)       (274,084)

OTHER INCOME (EXPENSE)
  Interest income                               2,759           1,118           8,035           2,925
  Other income                                 24,648          10,491          74,571          63,717
  Loss on disposition of property and
    equipment                                  (3,950)              -          (3,950)              -
  Interest expense                            (15,414)        (15,288)        (42,867)        (44,850)
                                        --------------  --------------  --------------  --------------
Loss Before Income Taxes                      (50,087)       (150,106)        (87,230)       (252,292)
INCOME TAXES                                        -               -               -               -
                                        --------------  --------------  --------------  --------------

NET LOSS                                      (50,087)       (150,106)        (87,230)       (252,292)

RETAINED EARNINGS:
  Beginning                                   906,076       1,172,753         943,462       1,275,445

  Redemption of common stock                     (173)           (102)           (416)           (608)
                                        --------------  --------------  --------------  --------------

  Ending                                $     855,816   $   1,022,545   $     855,816   $   1,022,545
                                        ==============  ==============  ==============  ==============

PER SHARE:
  Net loss                              $      (0.063)  $      (0.186)  $      (0.109)  $      (0.312)
                                        ==============  ==============  ==============  ==============
  Cash dividends                        $           -   $           -   $           -   $           -
                                        ==============  ==============  ==============  ==============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                       800,879         806,666         801,456         807,424
                                        ==============  ==============  ==============  ==============

                                   See Notes to Financial Statements

                                   FINANCIAL INFORMATION
                                  AMERICAN CONSUMERS, INC.
                                  CONDENSED BALANCE SHEETS

                                                                February 25,     May 28,
                                                                    2006           2005
                                                               --------------  ------------
                                                                (Unaudited)
                                      --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                              $     511,269   $   298,759
  Certificate of deposit                                             309,351       302,848
  Accounts receivable                                                125,909       112,698
  Inventories                                                      2,118,093     2,207,089
  Prepaid expenses                                                    84,179        67,655
                                                               --------------  ------------
Total current assets                                               3,148,801     2,989,049
                                                               --------------  ------------
PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                             292,842       290,586
  Furniture, fixtures and equipment                                3,297,530     3,258,304
                                                               --------------  ------------
                                                                   3,590,372     3,548,890
  Less accumulated depreciation                                   (3,081,293)   (2,931,312)
                                                               --------------  ------------
                                                                     509,079       617,578
                                                               --------------  ------------
TOTAL ASSETS                                                   $   3,657,880   $ 3,606,627
                                                               ==============  ============

                           --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                             $     940,012   $   752,028
  Short-term borrowings                                              532,815       434,119
  Current maturities of long-term debt                               111,254       227,309
  Accrued sales tax                                                  103,831       111,996
  Other                                                              206,768       187,917
                                                               --------------  ------------
Total current liabilities                                          1,894,680     1,713,369
                                                               --------------  ------------
LONG-TERM DEBT                                                       162,417       198,935
                                                               --------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                               -             -
  Nonvoting common stock - authorized 5,000,000
    shares-$.10 par value; no shares issued                                -             -
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 797,675 and 803,988 respectively         79,768        80,399
  Additional paid-in capital                                         665,199       670,462
  Retained earnings                                                  855,816       943,462
                                                               --------------  ------------
Total Stockholders' Equity                                         1,600,783     1,694,323
                                                               --------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   3,657,880   $ 3,606,627
                                                               ==============  ============

                             See Notes to Financial Statements

                              FINANCIAL INFORMATION
                             AMERICAN CONSUMERS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       THIRTY-NINE WEEKS ENDED
                                                   ------------------------------
                                                    February 25,    February 26,
                                                        2006            2005
                                                   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $     (87,230)  $    (252,292)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                        210,012         229,329
    Loss on disposition of property and equipment          3,950               -
    Change in operating assets and liabilities:
      Accounts receivable                                (13,211)          3,778
      Inventories                                         88,996         102,057
      Prepaid expenses                                   (16,524)        (53,559)
      Accounts payable                                   187,984           3,724
      Accrued sales tax                                   (8,165)         (4,445)
      Other accrued liabilities                           18,851          21,646
                                                   --------------  --------------
Net cash provided by operating activities                384,663          50,238
                                                   --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (Increase) in certificate of deposit           (6,503)         21,756
  Purchase of property and equipment                    (105,463)        (39,093)
                                                   --------------  --------------
Net cash used in investing activities                   (111,966)        (17,337)
                                                   --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term borrowings                   98,696          96,803
  Proceeds from long-term borrowings                      22,212               -
  Principal payments on long-term debt                  (174,785)       (177,396)
  Redemption of common stock                              (6,310)         (9,199)
                                                   --------------  --------------
    Net cash used in financing activities                (60,187)        (89,792)
                                                   --------------  --------------
Net increase (decrease) in cash                          212,510         (56,891)
Cash and cash equivalents at beginning of period         298,759         335,135
                                                   --------------  --------------
Cash and cash equivalents at end of period         $     511,269   $     278,244
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

(2)  Commitments  and  Contingencies.

     We have estimated that capital expenditures will not exceed $150,000 for the fiscal year, based on the anticipated replacement of two vehicles during the fiscal year, as well as anticipated equipment failures that will be replaced in the ordinary course of business during the year (estimated based on prior experience).

     Capital expenditures for the first nine months of the current fiscal year have totaled approximately $105,500. These expenditures included replacement of two vehicles financed through payment of $17,678 in cash and manufacturer financing in the amount of $22,212 on one of the vehicles, plus the trade-in value received for the two older vehicles replaced. The remaining capital expenditures for the year-to-date period have included $46,137 to replace certain refrigeration equipment at one of the Company's stores, as well as some smaller equipment purchases and miscellaneous shelving upgrades and leasehold improvements. We are currently replacing more store shelving, but expect that our total capital expenditures for fiscal 2006 will be under our original estimate of $150,000. Capital expenditures are normally funded from a combination of funds generated by operations and, to the extent necessary, additional borrowings under our bank line of credit or through other credit sources (including, in the case of new vehicles, manufacturer financing where appropriate).

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company is at the discretion of the Board of Directors, which makes its decision annually at the quarterly meeting in January. The Board voted to contribute $7,500 to the plan for both calendar years 2005 and 2004.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS

                                                        THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                                  ------------------------------  ------------------------------
                                                   February 25,    February 26,    February 25,    February 26,
                                                       2006            2005            2006            2005
                                                  --------------  --------------  --------------  --------------
Sales                                             $   8,176,572   $   7,903,607   $  24,219,432   $  24,112,073
% Sales Increase                                           3.45%           3.94%            .45%           8.91%
Gross Margin %                                            24.15%          23.59%          24.27%          23.93%
Operating, General and Administrative Expenses:
  Amount                                          $   2,032,786   $   2,010,879   $   6,001,462   $   6,043,369
  % of Sales                                              24.86%          25.44%          24.78%          25.06%
Net Loss                                          $     (50,087)  $    (150,106)  $     (87,230)  $    (252,292)

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

As has been the case in recent periods, the Company continues to struggle with operating losses as we are faced with increasing competition from larger grocery retailers moving into the smaller markets served by our stores. The Company realized a net loss for the thirteen weeks (quarter) ended February 25, 2006 of $50,087, bringing the net loss for the first thirty-nine weeks (nine months) of fiscal 2006 to $87,230. This compares to a net loss for the same quarter last year of $150,106, and a loss of $252,292 for the 2005 year to date period.

The reduction of losses for both the quarter and year to date periods were greatly impacted by the increase in the gross margins as compared to the prior year (0.56% for the quarter and 0.34% for the nine month period) and the decrease in operating, general and administrative expenses as a percentage of sales for the periods presented (0.58% for the quarter and 0.28% for the nine month period). The gross margin for the quarter ended February 26, 2005 was negatively impacted by the fact that our primary inventory supplier increased its wholesale markup from 3.0% to 3.5% during the quarter, and we were not able to promptly recover the increase through adjustments to the Company's retail prices.

Management actively monitors both the gross margin and the Company's retail pricing structure in an attempt to maximize profitability. Management began working on the Company's gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002. While occasional improvements in gross profit have been seen in recent periods, as we have previously noted, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company's ability to pass through price increases experienced at the wholesale level. For instance, although we succeeded in strategically adjusting our retail pricing mix to recapture the increase that our principal supplier implemented in its wholesale markup during the third quarter of the Company's fiscal 2005, we have been able to recover only a portion of the fuel surcharge that the supplier implemented during the quarter ended November 26, 2005 through retail pricing adjustments.

Accordingly, while management will attempt to offset any such future increases in costs through strategic adjustments to our pricing mix, further improvements in the gross margin may not be achievable at this time, and deterioration in the Company's gross margin is possible. Management believes that competitive pressures on the Company, which have led to the losses experienced in recent periods, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company. These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage. In response to these developments, management will continue seeking to improve the gross margin and increase profitability by working to obtain the lowest cost for the Company's inventory, and as competition permits, by periodically implementing adjustments in the Company's overall mix of retail prices.

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

Management is working to reduce operating, general and administrative expenses. As indicated in the table above, however, operating, general and administrative expenses have remained fairly consistent in relation to sales for the periods presented in spite of some short-term progress that has been made recently. Certain of these expenses, however, are relatively fixed in nature. Further, we have experienced significant increases in the utilities expenses due to increasing energy costs in recent periods, which are beyond the Company's control. Accordingly, any future decrease in sales due to the effects of ongoing competition will likely trigger further increases in this ratio, which could intensify the Company's operating losses.

Interest income increased significantly for both the three and nine months periods versus the prior year, due to a more favorable interest rate received upon the re-pricing of the Company's one year certificate of deposit. Interest expense remained fairy consistent between the periods presented, as reductions in the Company's outstanding long-term debt helped to offset the impact of rising interest rates on our remaining variable rate debt balances.


THREE MONTHS ENDED FEBRUARY 25, 2006 COMPARED TO THREE MONTHS ENDED FEBRUARY 26,
--------------------------------------------------------------------------------
2005:
----

Sales:
-----

The sales increase of $272,965 or 3.45%, for the current quarter as compared to the prior year resulted from the net impact of sales increases at all but one of the Company's grocery stores, which experienced a decrease of 2.78%. Management attributes the increased sales to a promotion which the Company ran the week of the Super Bowl, as well as to two predictions of significant snowfalls during the quarter, which tend to generate short-term spikes in grocery sales as customers "stock up" on staple items. The fact that a tenant moved out of the shopping center where our store which experienced decreased sales during the quarter is located, combined with generally unfavorable traffic pattern conditions at that location, contributed to the decline.

The three months ended February 26, 2005 included an entire quarter of sales for our Tunnel Hill store, opened on January 5, 2004. Sales without Tunnel Hill for that quarter increased 0.14%, while the addition of the Tunnel Hill store accounted for the remainder of the sales increase of 3.94% over the 2004 period. The improvement in same store sales for the three months ended February 26, 2005 versus the three months ended February 28, 2004, excluding the Tunnel Hill store, is primarily attributable to the closing of one of the Company's main competitors in Dayton, Tennessee. Other Company store locations saw either very negligible growth in sales or minimal declines. Management believes that the difficulties frequently experienced by the Company in increasing its sales volume, apart from the addition of new store locations, are indicative of the effects of ongoing price competition from larger competitors with greater financial resources than the Company.

Gross  Margin:
-------------

The Company's gross margin percentage for the three months ended February 25, 2006 increased by 0.56% from 23.59% to 24.15%. This was due to management's adjustments to the Company's overall pricing mix. As noted above, although we succeeded in recapturing our principal supplier's February 2005 increase in its wholesale markup through strategic pricing adjustments, competition has limited the extent to which we have been able to further adjust prices to offset the fuel surcharge which the supplier implemented during the second quarter of fiscal 2006. While management will continue to attempt to recover future cost increases through corresponding revisions to the Company's retail pricing structure, ongoing competition is likely to limit the extent to which further improvements in the gross margin percentage will be attainable.

The Company's gross margin percentage for the three months ended February 26, 2005 decreased by 1.39% as compared to the three months ended February 28, 2004, from 24.98% to 23.59%. This amounts to a decrease in gross margin of $109,860 on the Company's sales of $7,903,607 for the 2005 period, which equates to 73% of the Company's $150,106 net loss for the quarter. Our gross margin for the quarter ended February 26, 2005 was down 0.55% from the Company's gross margin of 24.14% for the quarter ended November 27, 2004. Nearly all of this decrease from the prior quarter is attributable to our primary inventory supplier increasing its wholesale markup from 3.0% to 3.5% during the quarter ended February 26, 2005, combined with the fact that we had not yet been able to recover this increase in cost through adjustments to the Company's retail prices.

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

While operating, general and administrative expense decreased as a percentage of sales for the most recent quarter, amounting to 24.86% of sales as compared to 25.44% for the quarter ended February 26, 2005, they increased in absolute terms by $21,907. The net increase in these expenses resulted from increases aggregating to $122,710 in various items, the principal components of which were increases in advertising ($19,831), supplies ($10,372), group insurance ($11,858), utilities ($48,029), professional fees ($7,851) and bank service charges and credit card fees ($12,364), partially offset by decreases aggregating to $100,803 in other operating, general and administrative expense items, principally decreases in store wages ($20,828), commercial insurance ($28,611), sales promotions ($25,017), depreciation ($7,242), repairs and services ($4,529), and telephone expense ($5,023).

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

Other  Income:
-------------

Other income increased primarily due to an increase in check cashing fees and due to an error in reporting last year as described below.

Other income decreased from $18,946 for the quarter ended February 28, 2004 to $10,491 for the quarter ended February 26, 2005 due to an accounting error during the second quarter ended November 27, 2004, which was corrected in the third quarter. The adjustments made during the quarter (which are the cause of the "negative" net amount presented in the table below) corrected the year to date figure to $63,717 for the thirty-nine weeks ended February 26, 2005. The components of other income for the quarters ended February 25, 2006 and February 26, 2005 were as follows:

                                                              THIRTEEN WEEKS ENDED
                                                     ---------------------------------------
          Description                                February 25, 2006    February 26, 2005
          -----------                                ------------------  -------------------
          Check cashing fees                         $           17,256  $           12,429
          Funds received for handling money orders                1,341              (8,159)
          Vendor's compensation from the States of
            Alabama and Georgia for collecting and
            remitting sales taxes on a timely basis               3,583               3,490
          Returned check fees                                       130                 862
          Revenue related to Fed-Ex shipments/other               2,338               1,869
                                                     ------------------  -------------------
          TOTAL                                      $           24,648  $           10,491
                                                     ==================  ===================

NINE MONTHS ENDED FEBRUARY 25, 2006 COMPARED TO NINE MONTHS ENDED FEBRUARY 26,
------------------------------------------------------------------------------
2005:
----

Sales:
-----

Sales for the nine months ended February 25, 2006 increased less than one half of one percent, or $107,359, from the same period a year ago. Sales for the period were up at five stores and down at the other three. For the first six months of fiscal 2006, sales were actually down by 1.65% but, as noted above, sales increased during the third fiscal quarter due to the Super Bowl promotion in early February as well as two weather-related events.

As noted previously, the three months ended February 26, 2005 included an entire quarter of sales for our Tunnel Hill store, opened on January 5, 2004. This also affected the sales comparisons for the first nine months of fiscal 2004 and 2005. Excluding the Tunnel Hill store, sales for the nine months ended February 26, 2005 only increased 1.49% versus the nine months ended February 28, 2004, as compared to the reported increase of 8.91% when the results from the Tunnel Hill location are included.

Gross  Margin:
-------------

The Company's gross margin percentage for the nine months ended February 25, 2006 increased slightly as indicated in the above table. As discussed in relation to the results for the three-month period, while the Company has experienced some success in recovering recent increases in our wholesale costs through strategic adjustments to our retail prices, competition from larger retailers has prevented us from recovering 100% of these increased costs. Accordingly, while we will continue to attempt to recover cost increases through corresponding revisions to the Company's retail pricing structure, competition is likely to limit the extent to which further improvements in the gross margin percentage will be attainable.

The Company's gross margin percentage for the nine months ended February 26, 2005 decreased by 0.27% as compared to the nine months ended February 28, 2004, from 24.20% to 23.93%. This amounts to a decrease in gross margin of $65,103 on the Company's sales of $24,112,073 for the 2005 period, which amounts to approximately 25.8% of the Company's $252,292 net loss for the nine month period. This erosion in the Company's current gross margin as compared to the first nine months of fiscal 2004 is principally due to the effects of ongoing price competition from competitors with greater financial resources than those of the Company, exacerbated by an increase from 3.0% to 3.5% in the wholesale markup charged by our primary inventory supplier during the quarter ended February 26, 2005, which we were not able to promptly recover through adjustments to the Company's retail prices.

Operating, General and Administrative Expenses:
----------------------------------------------

Operating, general and administrative expenses for the year to date ended February 25, 2006 have decreased by $41,907 or .28% of sales. While management is attempting to reduce these expenses as much as possible, areas such as group health insurance, utilities, bank service charges and credit card fees are difficult to control. This is reflected in the fact that the net decrease for the year-to-date period includes increases in certain operating, general and administrative expense items aggregating to $228,238, the principal components of which were increases in utilities ($57,380), bank service charges and credit card fees ($33,874), bad checks expense ($23,155), supplies ($26,846), advertising ($20,929), professional fees ($16,265), group insurance ($15,595) and repairs and services ($7,508), offset by decreases aggregating to

$270,145 in other operating, general and administrative expense items, principally decreases in store wages ($96,091), commercial insurance ($48,229), sales promotions ($68,733), depreciation ($23,684), payroll taxes ($5,345), and telephone expense ($2,577).

For the thirty-nine weeks ended February 26, 2005, apart from the $9,118 increase in non-cash depreciation and amortization charges, the primary components of the $564,498 increase in operating and administrative expenses as compared to the prior year period were increases in payroll expense ($214,172), insurance expense ($74,505), advertising and promotional expenditures ($72,759), utilities expense ($44,111), bank service charges and credit card fees ($28,956) and general supplies expense ($23,928).

Other Income:
------------

As noted above, other income decreased from $18,946 for the quarter ended February 28, 2004 to $10,491 for the quarter ended February 26, 2005 due to an accounting error during the second quarter ended November 27, 2004. The adjustment made during the quarter corrected the year to date figures to $63,717 for the thirty-nine weeks ended February 26, 2005. The components of other income for the thirty-nine weeks ended February 25, 2006 and February 26, 2005 were as follows:

                                                             THIRTY-NINE WEEKS ENDED
                                                     --------------------------------------
          Description                                February 25, 2006   February 26, 2005
          -----------                                ------------------  ------------------
          Check cashing fees                         $           50,396  $           39,046
          Funds received for handling money orders                6,285               3,659
          Vendor's compensation from the States of
            Alabama and Georgia for collecting and
            remitting sales taxes on a timely basis              10,663              10,617
          Returned check fees                                       545               5,344
          Revenue related to Fed-Ex shipments/other               6,682               5,051
                                                     ------------------  ------------------
          TOTAL                                      $           74,571  $           63,717
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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the nine months ended February 25, 2006 or February 26, 2005, as a result of continued net operating losses and the related full valuation of the Company's net deferred tax assets.

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


                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Changes in the Company's liquidity and capital resources during the periods presented resulted primarily from the following:

During the thirty-nine weeks ending February 25, 2006, the Company increased its draws under its line of credit with Northwest Georgia Bank by $100,000, bringing the outstanding line balance to the full $500,000 available to the borrowed, and incurred additional long-term debt in the amount of $22,212 in connection with the purchase of a new vehicle. The Company's cash, cash equivalents and certificate of deposit increased by approximately $219,013. While the Company has encountered a year to date net loss of $87,230 for fiscal 2006, its impact on the Company's liquidity has been offset by depreciation and amortization in the amount of $210,012 for the period, which has no effect on the Company's cash flow. A decrease in inventories of $88,996 and an increase in accounts payable of $187,984 also positively affected the Company's liquidity and cash position during this period. The Company achieved a net reduction in long-term debt of approximately $150,000 and used approximately $105,500 to purchase property and equipment during this thirty-nine week period. The reduction in long-term debt included the early payoff during the quarter of the note incurred to finance the addition of our seventh grocery store, which was due to mature in April 2006. After allowing for the $433 monthly payment associated with the new vehicle that was financed during the second quarter, this resulted in a net reduction in our monthly debt service requirements of $3,143.

Purchases of property and equipment approximated $105,500 for this thirty-nine week period, including replacement of two vehicles financed through payment of $17,678 in cash and manufacturer financing in the amount of $22,212 on one of the vehicles, plus the trade-in value received for the two older vehicles replaced. Additional purchases of property and equipment financed through operating cash flows during this period have included $46,137 to replace certain refrigeration equipment at one store, as well as some smaller equipment purchases and miscellaneous shelving upgrades and leasehold improvements. Management expects to replace additional store shelving during the fourth quarter of fiscal 2006, which we intend to finance through operating cash flows, but we expect our total capital expenditures for fiscal 2006 to be under our original estimate for the fiscal year of $150,000.

During the thirty-nine weeks ending February 26, 2005, the Company increased its draws under its line of credit with Northwest Georgia Bank by $100,000 and reduced its cash, cash equivalents and certificates of deposit by approximately $80,000. These funds were utilized to reduce the Company's long-term debt by approximately $180,000 during the first thirty-nine weeks of fiscal 2005. While the Company encountered a year to date net loss of $252,292 for such period, its full impact on the Company's liquidity was softened, as much of this loss was comprised of $229,329 in depreciation and amortization which have no impact on the

Company's cash flow. Management also concentrated on reducing the Company's overall inventories during the first nine months of fiscal 2005 by $102,057, which had a positive impact on our liquidity. Purchases of property and equipment approximated $40,000 for the first thirty-nine weeks of fiscal 2005.

The ratio of current assets to current liabilities was 1.66 to 1 at the end of the latest quarter, February 25, 2006 compared to 1.77 to 1 on February 26, 2005 and 1.74 to 1 at the end of the fiscal year ended on May 28, 2005. Cash, cash equivalents and the certificate of deposit constituted 26.06% of the total current assets at February 25, 2006, as compared to 18.74% of the total current assets at February 26, 2005 and 20.13% at May 28, 2005. These ratios reflect the Company's increased reliance on bank financing during recent periods due to increased operating losses. As discussed above, management has been working to control costs and to gradually reduce the Company's inventory levels in order to moderate the effects of these developments on the Company's overall liquidity by reducing the Company's working capital requirements.

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

Short-term borrowings as of specific dates are presented below:

                               February 25,   May 28,   February 26,
                                  2006         2005        2005
                              -------------  --------  -------------
Michael and Diana Richardson  $      12,406  $ 12,776  $      12,607
Matthew Richardson                   20,409    21,343         24,246
Line of Credit                      500,000   400,000        400,000
                              -------------  --------  -------------
TOTAL                         $     532,815  $434,119  $     436,853
                              =============  ========  =============

The Company's line of credit with Northwest Georgia Bank bears interest at the prime rate, subject to a 6.0% floor. Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Northwest Georgia Bank on the line of credit. Michael Richardson is Chairman of the Board and Chief Executive Officer of the Company. Diana Richardson is the wife of Michael Richardson, and Matthew Richardson is their son.

LONG-TERM  DEBT:
---------------

At February 25, 2006, long-term debt consisted of a note payable to Northwest Georgia Bank of $39,558 to finance cash registers and peripheral equipment and $212,464 incurred in December 2003 to finance the addition of the Company's eighth grocery store. In addition, a vehicle was purchased during the second quarter of fiscal 2006 and financed through Ford Motor Credit with a balance due at February 25, 2006, of $21,649. Long-term debt as of specific dates are presented below:

                                            February 25,      May 28,     February 26,
                                               2006            2005          2005
                                            ------------  -------------  -------------
     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $6,781 monthly
     plus interest at prime with 6% floor
     through December 2008.                 $     212,464  $    261,309  $     277,619

     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $11,381 monthly
     plus interest at the prime rate
     through September 2006.                       39,558       137,287        169,273

     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $3,576 monthly
     plus interest at prime plus 1.5%
     through April, 2006.                          ------        27,648         37,790

     Vehicle loans; collateralized by
     automobiles due $433 monthly
     through December 2010.                        21,649         -----         ------
                                            ------------  -------------  -------------
                                            $     273,671 $     426,244  $     484,682
     Less current maturities                      111,254       227,309        235,124
                                            ------------  -------------  -------------
                                            $    162,417  $     198,935  $     249,558
                                            ============  =============  =============

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to February 25, 2006:

                    Twelve Months
                   Ending February           Amount
                   ---------------        -----------
                       2007               $  111,254
                       2008                   77,209
                       2009                   76,208
                       2010                    4,771
                       2011                    4,229

During the quarter ended February 25, 2006 retained earnings decreased as a result of the Company's net loss for the quarter.

CRITICAL  ACCOUNTING  POLICIES:
------------------------------

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

The Company had no significant off-balance sheet arrangements as of February 25, 2006.


RELATED PARTY TRANSACTIONS:
--------------------------

Except as discussed under "Liquidity and Capital Resources," there were no material related party transactions during the thirty-nine week period ended February 25, 2006.


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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. The Company does not maintain any interest rate hedging arrangements. Based on the Company's outstanding indebtedness at February 25, 2006 (and annualized to represent a full twelve months of results), a one percent (1.0%) increase in the prime interest rate would increase interest expense applicable to our variable rate debt (and our net loss) by approximately $8,100 annually, and a one percent (1.0%) decrease in the prime interest rate would decrease interest expense applicable to our variable rate debt (and our net loss) by approximately $8,100 annually. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.


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

                          PART II     OTHER INFORMATION


ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Issuer Repurchases:
        ------------------

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:

                                   Average     Total Number of     Maximum Number of
                   Total Number     Price    Shares Purchased as  Shares that May Yet
                     of Shares    Paid per   Part of a Publicly      Be Purchased
Period             Purchased (1)    Share      Announced Plan       Under the Plan
-----------------  -------------  ---------  -------------------  -------------------
November 27 -                207  $    1.00                    -                    -
Dec. 31, 2005

January 1, 2006 -          1,650       1.00                    -                    -
January 28, 2006

January 29 -                 770       1.00                    -                    -
February 25, 2006
                   -------------  ---------  -------------------  -------------------

TOTAL                      2,627  $    1.00                    -                    -
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


                                            AMERICAN CONSUMERS, INC.
                                            (Registrant)


Date:     April 7, 2006                     /s/ Michael A. Richardson
       --------------------                 ------------------------------------
                                            Michael A. Richardson
                                            CHAIRMAN OF THE BOARD AND
                                            CHIEF EXECUTIVE OFFICER
                                            (Principal Executive Officer)

Date:     April 7, 2006                     /s/ Paul R. Cook
       --------------------                 ------------------------------------
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