Form 10-K
period 2006-06-03
AMERICAN CONSUMERS INC
filed 2006-09-01
CIK 4811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 3, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM         TO

                          COMMISSION FILE NUMBER 0-5815

                            AMERICAN CONSUMERS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             GEORGIA                                         58-1033765
   (State or other jurisdiction                          (I.R.S. Employer
   of incorporate or organization)                      Identification No.)

    55 HANNAH WAY, ROSSVILLE, GA                               30741
  (Address of principal executive office)                   (Zip Code)

       Registrant's telephone number, including area code: (706) 861-3347

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.10 PAR VALUE
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   Yes [ ]    No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes [ ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [X]

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

As of November 26, 2005 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $676,687. (Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by the average of available bid and asked price information for such date.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

796,013  shares  of  Common  Stock,  $0.10  par  value,  as  of August 15, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

(1) specified portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 3, 2006, incorporated by reference into Part II of this Annual Report on Form 10-K.

(2) specified portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission for the Registrant's 2006 Annual Meeting of Shareholders, incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I
                                     ------


ITEM 1.     BUSINESS

     Incorporated in Georgia in 1968, American Consumers, Inc. (which we refer to herein as the "COMPANY," "WE" or "US," and "ACI"), operates eight (8) supermarkets within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee.

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

     During the fiscal year ended June 3, 2006, the Company's major supplier of staple groceries was Mitchell Grocery Corporation ("MITCHELL"), with its principal corporate offices in Albertville, Alabama. For the fiscal year ended June 3, 2006, approximately 83% of the Company's total inventory purchases of $25,233,903 were made from Mitchell.

     Various local suppliers within the geographical area served by the Company's supermarkets provide the Company with certain perishable items, including produce, and account for approximately 17% of the Company's total inventory purchases. The Company believes that there are other adequate and convenient sources of groceries, including several area and local suppliers, which could meet its needs. Accordingly, while the Company has elected to purchase the majority of its inventory from Mitchell for reasons of cost, the Company is not dependent upon any particular supplier for its requirements of groceries.

     The supermarket industry is highly competitive and the principal method of competition historically has been the pricing of groceries. The Company's current major competitors now include various local and four regional chains, as well as one major national retailer (Wal-Mart). The nature of price competition which the Company encounters from these major competitors includes the sale of selected items at below cost prices as "loss-leaders" or "advertised specials," the practice of "double couponing" or matching coupon discounts with additional cash discounts, loyalty card programs, as well as the sale of certain main line items at prices below the Company's wholesale cost. The Company believes that its major competitors have been and are able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company. These factors allow our competitors to engage in the aggressive pricing and promotional activities described above at a level that the Company cannot match, putting us at a competitive disadvantage. As a result of these competitive conditions, it has been difficult to achieve meaningful sales increases apart from the addition of two new store locations in recent years, although our sales trends over the past two years have shown more consistent improvements. As discussed in more detail below, these factors also have made it difficult for the Company to sustain consistent improvements in gross profit.

     Management believes that, in recent periods, entry into the Company's trade area by Save-A-Lot and United Grocery Outlets, and further expansion in the area by Food Lion and Wal-Mart in addition to the presence of Ingle's and Bi-Lo, have created a situation of ongoing price competition and increasingly expensive advertising and promotional activities which place an operation the size of the Company at a significant competitive disadvantage. These developments, combined with increased overhead expenses and rising inventory costs, have resulted in increased pressure on the Company's market share, sales and profits during fiscal 2006, the effects of which continue to threaten the profitability of the Company.

     The addition of two stores since April of 2001 and the change in our principal inventory supplier in March of 2000 has allowed the Company to better compete in the marketplace. However, the Company sustained a net loss for the fiscal year ended June 3, 2006 of $167,379 as compared to a net loss of $331,360 for the fiscal year ended May 28, 2005 and a net loss of $236,050 for the fiscal year ended May 29, 2004.

     Two primary factors contributed to the reduction in the Company's net loss for fiscal 2006. The first of these was an increase in sales of $1,178,737 (or approximately 3.67%) as compared to fiscal 2005. Approximately 55% of this sales increase was due to the fact that our 2006 fiscal year contained 53 weeks, while fiscal 2005 was a 52-week year, with a significant portion of the remaining increase attributable to two successful sales promotions that the Company conducted during the third and fourth quarters of fiscal 2006. The second major factor contributing to the Company's reduced net loss for the year was our fiscal 2006 gross margin of 24.18%, which represents an improvement of 0.29% over fiscal 2005 and an improvement of 0.21% as compared to fiscal 2004. This reversed the 0.08% reduction in gross margin that we experienced last year as compared to fiscal 2004. The gross margin improved because, whereas gross margin was negatively impacted during the second half of fiscal 2005 by the fact that our primary inventory supplier increased its wholesale markup from 3.0% to 3.5% during the third quarter and competition prevented us from immediately passing the increase through to the retail level, management succeeded during fiscal 2006 in strategically adjusting the Company's retail pricing mix to recapture the remainder of this increase. Similarly, while we were not able to immediately adjust our prices to recover a fuel surcharge that the supplier implemented during the second quarter of fiscal 2006, ongoing adjustments to our pricing mix also offset this increase in our wholesale inventory costs by fiscal year end. Unfortunately, increases in several items of operating, general and administrative expenses, including a significant non-recurring theft loss experienced during fiscal 2006, more than offset the improved gross margin, resulting in the net loss for the year.

     The gross margin reduction that occurred in the second half of fiscal 2005, coupled with significant increases in operating, general and administrative expenses for the year, were the principal drivers of the $95,310 increase in net loss for fiscal 2005 versus 2004. Major factors contributing to the net loss experienced in fiscal 2004 included expenditures associated with the establishment of our eighth grocery store location in Tunnel Hill, Georgia, payroll increases at all store locations and a significant increase in our worker's compensation insurance premium.

     Management actively monitors both the gross margin and the Company's retail pricing structure in an attempt to maximize profitability. Management began working on the Company's gross margin during the quarter ended August 31, 2002. While occasional improvements in gross profit have been seen in recent periods, such as the increase we achieved during fiscal 2006, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company's ability to pass through price increases experienced at the wholesale level. Accordingly, while management attempts to offset increases in its cost, such as our principal supplier's pricing increases discussed above, further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company's gross margin is possible.

     Management believes that competitive pressures on the Company will continue to increase over time as a result of larger competitors, which are in a better position than the Company to withstand prolonged price competition, opening more new stores in the Company's trade area.

     Backlog  is  not  a  significant  factor  in  the  Company's  business.

     The Company employs approximately 90 full-time employees and approximately 135 part-time and seasonal employees.

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

                             Fiscal 2006    Fiscal 2005    Fiscal 2004
Product Class                (53 Weeks)     (52 Weeks)     (52 Weeks)
-------------               -------------  -------------  -------------
Meat and Deli               $   9,533,808  $   9,230,478  $   8,327,742

Produce                         2,563,086      2,344,420      2,206,198

Grocery and Non-Food Items     21,183,034     20,526,293     19,477,315


ITEM  1A.     RISK  FACTORS

     The following are certain risk factors that could affect the Company's business, results of operations and financial condition. These risk factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements contained in our Annual Report on Form 10-K. Before investing in the Company, investors should know that making such an investment involves some risks. The risks that are described below are not the only ones the company faces, and there may be other risks and uncertainties not presently known to us, or that we presently deem immaterial, that could affect our business. If any of the following risks occur, the Company's business, results of operations or financial condition could be negatively affected. The Company does not undertake any obligation to update forward-looking statements.

FOR THE PAST SIX YEARS WE HAVE BEEN UNABLE TO OPERATE PROFITABLY DUE TO A HIGH LEVEL OF COMPETITION IN THE RETAIL GROCERY STORE BUSINESS. THIS INTENSE COMPETITION MAY BE EXPECTED TO HAVE A NEGATIVE IMPACT ON THE PRICES WE MAY CHARGE FOR OUR PRODUCTS AND, ACCORDINGLY, ON THE COMPANY'S REVENUES, MARGINS AND PROFITABILITY.

     The retail food industry in which the Company operates is extremely competitive and is generally characterized by narrow profit margins and high inventory turnover. We are competing against national, regional and local supermarket chains, independent and specialty grocers, and nontraditional food stores, such as supercenters and club stores, as well as convenience stores and prepared food retailers. Our principal competitors compete primarily on the basis of price, quality of products, product assortment, service and store location. An overall lack of inflation in food prices and increasingly competitive markets have made it difficult generally for grocery store operators to achieve comparable store sales gains and maintain profitability. Because sales growth has been difficult to attain, competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to consistently increase year-over-year-sales. Our responses to these competitive pressures, such as additional promotions and increased advertising, have in the past adversely affected our operating margins and our overall profitability, and may continue to do so in the future. Further, these competitive pressures often delay our ability to adjust our prices to reflect increases in our costs, such as increases in wholesale inventory prices or in other elements of our overhead. Accordingly, we may not be able to fully absorb any future cost increases through our efforts to adjust retail prices or increase efficiencies in other areas of operations, which could result in increased losses in future periods.

OUR LEVEL OF OUTSTANDING INDEBTEDNESS, COUPLED WITH ONGOING LOSSES AND INCREASING INTEREST EXPENSE AND OTHER BANK CHARGES, COULD IMPAIR OUR FINANCIAL FLEXIBILITY AND NEGATIVELY IMPACT OUR BUSINESS.

     As of June 3, 2006, our aggregate outstanding indebtedness stood at $1,991,834 as compared to total assets for the Company of $3,511,696 at such date. Our level of indebtedness could:

  - make it difficult for us to satisfy our obligations, including making interest payments;

  - limit our ability to obtain additional financing to fund both working capital and capital spending requirements;

  - limit our financial flexibility in planning, for and reacting, to industry changes;

  - place us at a competitive disadvantage as compared to less leveraged companies;

  - increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

  - require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing the availability of our cash flow for other purposes.

     Historically, we have financed our working capital requirements principally through cash flow from operations. During the past three years, however, we have increased our reliance on both bank and vendor financing due to increased losses which coincided with increased inventory and capital spending requirements in fiscal 2004 related to the establishment of our eighth grocery store location. While we believe that our cash flows and existing financing arrangements will continue to supply our working capital needs, if our operating losses should increase relative to depreciation and other non-cash charges, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs. If we could not obtain such additional financing, or could not do so on commercially reasonably terms, we could be required to reduce our current level of operations. We also could be forced to delay or cancel future planned equipment upgrades and other capital spending if we are not able to obtain appropriate financing for such projects on commercially reasonable terms. Further, increased interest expense resulting from higher debt levels and rising interest rates, as well as increased bank service charges related to both temporary overdrafts in our accounts and fees for processing larger numbers of credit and debit card transactions required to maintain sales, have contributed significantly to our losses in recent periods and may continue to adversely impact our future performance.

OUR COMMON STOCK IS NOT ACTIVELY TRADED AND IS NOT TRADED ON AN ESTABLISHED EXCHANGE, AND A MAJORITY OF OUR STOCK IS HELD BY INSIDERS, WHICH MAY BE EXPECTED TO RESULT IN LIMITED LIQUIDITY AND STOCK PRICE VOLATILITY FOR INVESTORS.

     Our common stock is quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is not an established exchange, and we do not have enough shareholders or outstanding shares to support an active trading market. Accordingly, the market for our common stock is not liquid and the historical prices at which our stock has traded may not provide a reliable indication of future market prices. For those reasons, the trading price of our common stock could fluctuate significantly. Volatility in our stock price could also result from the following factors, among others:

  - the fact that we are presently unable to pay dividends to our stockholders due to the ongoing losses experienced in recent years;

  - the fact that a majority of our outstanding common stock (approximately 62.3%) is controlled by the Company's officers and directors, principally by Michael A. Richardson, our Chief Executive Officer, and his wife, Diana
     K.  Richardson;

  -  quarterly  variations  in  the  Company's  operating  results;

  -  changes  in  governmental  regulations

  - the operating and stock price performance of other companies in our industry; and

  -  general  stock  market  and  economic  conditions.

UNFAVORABLE CHANGES IN GOVERNMENTAL REGULATION MAY IMPOSE ADDITIONAL COSTS AND ADMINISTRATIVE BURDENS ON THE COMPANY THAT COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Our stores are subject to various federal, state and local laws, and regulations affecting our business. We must comply with numerous provisions regulating health and sanitation standards, food labeling, equal employment opportunity, minimum wages and licensing for the sale of food. We cannot predict the nature of future laws, regulations, interpretations or application, or determine what effect additional government regulations or administrative orders, when and if promulgated, or disparate federal, state or local schemes would have on our future business. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or substantiation. Any or all of such requirements, to the extent they either raise the wholesale prices for our inventory or impose direct costs on the Company, could have an adverse effect on our results of operations and financial condition.

     Further, the Sarbanes-Oxley Act of 2002 includes provisions addressing audits, financial reporting and disclosure, conflicts of interest and corporate governance at public companies. We have already incurred increased professional fees during fiscal years 2005 and 2006 related to compliance with these provisions. Section 404 of this Act, which deals with management's report on internal controls and an auditor's examination of such report, and will require much in the way of resources to plan, implement and document internal controls. While the Securities and Exchange Commission and the Public Company Accounting Oversight Board, which administer these requirements, have undertaken to adopt interpretations and revisions to reduce the compliance burden for smaller public companies, there can be no assurance that such measures, if and when adopted, will provide any significant relief for issuers whose resources are as limited as those of the Company. Based on the SEC's current timetable for application of these requirements to ACI, we presently expect to begin incurring Section 404 compliance costs during fiscal year 2007, and to incur significant Section 404 compliance costs during fiscal year 2008. We expect these costs to include additional significant increases in accounting and consulting fees, as well as additional internal personnel costs and the indirect costs imposed by the diversion of scarce management resources to deal with regulatory compliance matters as opposed to operational issues. These increased costs are likely to adversely affect our financial condition and results of operations because, as discussed above, the intensely competitive nature of our business makes it difficult for ACI to recover cost increases through adjustments to our retail prices. Additionally, while compliance with these regulations may ultimately increase our operational efficiency, obtaining financing to help with the initial funding of our compliance efforts may prove difficult if we are not able to demonstrate a short-term return on the investment to potential lenders.

THE MAJORITY OF OUR OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES IS COMPOSED OF PERSONNEL COSTS, SO THAT INCREASES IN PREVAILING WAGES, BENEFITS AND OTHER ASSOCIATED COSTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The majority of our operating, general and administrative expenses is composed of employee payroll and related insurance and benefits expense. Accordingly, our financial performance may be greatly influenced by increases in wage and benefit costs. We compete with other businesses in our markets in attracting and retaining employees. Tight labor markets, increased overtime, government mandated increases in the minimum wage and a higher proportion of fulltime employees could all result in an increase in our labor costs. Additionally, a shortage of qualified employees could require us to increase our wage and benefit offerings in order to compete effectively in the hiring and retention of qualified employees or to retain more expensive temporary employees. Any such increases in labor and benefits costs would be difficult for us to recover through contemporaneous price increases, and there can be no assurance that we would be able to absorb such cost increases through efforts to increase efficiencies in other areas of our operations. Accordingly, increased labor and benefits costs could have a material adverse effect on our financial condition and results of operations.

WE ARE VULNERABLE TO ADVERSE CHANGES IN ECONOMIC CONDITIONS IN THE CONCENTRATED GEOGRAPHIC REGION IN WHICH WE OPERATE, AS WELL AS CHANGES AFFECTING THE NATIONAL ECONOMY, AND NEGATIVE ECONOMIC DEVELOPMENTS EITHER LOCALLY OR NATIONALLY COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS.

     Our operations are concentrated within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee. We are therefore vulnerable to regional economic downturns as well as to natural and other catastrophic events that may impact our local region, in addition to being vulnerable to any such events that may affect the national economy as a whole. Economic conditions such as interest rates, energy costs and unemployment rates may adversely affect both our sales and our cost structure, which could lead to higher losses, and may also adversely affect our future growth and expansion. Further, since our operations are concentrated in a single, relatively compact geographical area, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

THE LOSS OF ANY OF OUR KEY EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     We are heavily dependent upon the services of Michael A. Richardson, our President and Chief Executive Officer, and Paul R. Cook, our Executive Vice
President and Chief Financial Officer, as well as certain other key personnel. If Mr. Richardson, Mr. Cook or any of our other key personnel were to unexpectedly leave our Company, our business, financial condition and results of operations could be materially and adversely affected.

AS A RESULT OF SELLING FOOD PRODUCTS, WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS AND ADVERSE PUBLICITY THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY AND BUSINESS OPERATIONS.

     The packaging, marketing, distribution and sale of food products purchased from others entail an inherent risk of product liability, product recall and adverse publicity resulting from such events. Any such products may contain contaminants that we may inadvertently redistribute. These contaminants may, in certain cases, result in illness, injury or death if processing at the foodservice or consumer level does not eliminate the contaminants. Even an inadvertent shipment of adulterated products may violate the law and may lead to an increased risk of exposure to product liability claims. There can be no assurance that such claims will not be asserted against us or that we will not be obligated to perform such a recall in the future. If a product liability claim is successful, our insurance may not be adequate to cover all liabilities that we may incur, and we may not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost, if at all. If we do not have adequate insurance or contractual indemnification available from the producer of the product or others in the supply chain, product liability claims relating to defective products could have a material adverse effect on our business, financial condition and results of operations. In addition, adverse publicity about these types of claims and concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions, which also could have a material adverse effect on our business, financial condition and results of operations.

IF WE WERE HELD LIABLE FOR ANY FUTURE ENVIRONMENTAL DAMAGES OR CLEANUP COSTS, OUR BUSINESS AND FINANCIAL CONDITION COULD BE ADVERSELY IMPACTED.

     Our operations subject us to various laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous materials and the cleanup of contaminated sites. Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as CERCLA or the Superfund law, and similar state statues, responsibility for the entire cost of cleanup of a contaminated site can be imposed upon any current or former site owners or operators, or upon any party who sent waste to the site, regardless of the lawfulness of the original activities that lead to the contamination. We believe we are currently in substantial compliance with all applicable environmental requirements. However, future developments such as more aggressive enforcement policies, new laws or discoveries of unknown conditions may require expenditures that could have a material adverse effect on our business and financial condition.

ADVERSE OUTCOMES IN ANY FUTURE LEGAL PROCEEDINGS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     From time to time, we may be made a party to legal proceedings, including matters involving personnel and employment issues, personal injury, intellectual property and other proceedings arising in the ordinary course of business. We are not presently a party to any material legal proceedings, and we estimate our exposure to any such claims and litigation arising in the normal course of business and currently believe we have made adequate provisions for such exposure.
Unexpected future outcomes in any such matters, however, could result in a material adverse effect on our financial condition and results of operations.

ITEM  1B.     UNRESOLVED  STAFF  COMMENTS.

None.


ITEM  2.     PROPERTIES

     The executive offices of the Company are located in a 4,000 square-foot office building on Hannah Way, just off Battlefield Parkway in Rossville, Georgia, which the Company holds under a lease for a term of five years, expiring in September 2006 with one three-year renewal option followed by an additional two-year renewal option.

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
LaFayette, GA     20,500  01/01/02 - 01/31/07  2-5 yr. terms
Chatsworth, GA    24,360  04/29/03 - 04/30/08  2-5 yr. terms
Chickamauga, GA   13,840  01/01/05 - 12/31/09  1-5 yr. term
Tunnel Hill, GA   18,900  01/01/04 - 08/31/07  3-5 yr. terms
Stevenson, AL     23,860  06/01/04 - 05/31/09  1-5 yr. term
Dayton, TN        23,004  08/01/02 - 07/31/07  1-5 yr. term
Jasper, TN        25,000  05/01/06 - 04/30/11  2-5 yr. terms
                 -------
                 163,864
                 =======

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


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The Company's Board of Directors appoints the Company's Executive Officers for a term of one year. The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company's Executive Officers are set forth in the following table:

Name and Year               Office(s) Presently
First Elected as            Held, Business Experience
Executive Officer           and Certain Directorships          Age
--------------------------  ---------------------------------  ---

Michael A. Richardson       Chairman of the Board of            60
1977                        Directors, President, Chief
                            Executive Officer, member of
                            the Executive Committee of
                            the Board of Directors.

Virgil E. Bishop            Vice-President, Director,           67
1974                        member of the Executive
                            Committee of the Board
                            of Directors.

Paul R. Cook                Executive Vice-President,           56
1987                        Treasurer, Chief Financial
                            Officer, Director, member of
                            the Executive Committee of
                            the Board of Directors.
                            Director of Capital Bank,
                            Fort Oglethorpe, Georgia
                            since May 1993.

James E. Floyd              Vice-President, member of           62
1991                        the Executive Committee
                            (ex-officio).

Reba S. Southern            Secretary, member of the            53
1991                        Executive Committee
                            (ex-officio).

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

(a) The approximate number of record holders of the Company's common stock at June 3, 2006, was 807. The remaining information required by paragraph (a) of this Item 5 is incorporated herein by reference to page 4 of the Company's Annual Report to security holders for the fiscal year ended June 3, 2006.

(b)     Not  applicable.

(c)     Issuer  Repurchases:
        -------------------

The following table presents information with respect to repurchases of common stock made by the Company during the fourth quarter of the fiscal year covered by this report:

                                    Average     Total Number of     Maximum Number of
                    Total Number     Price    Shares Purchased as  Shares that May Yet
                      of Shares    Paid per   Part of a Publicly      Be Purchased
Period              Purchased (1)    Share      Announced Plan       Under the Plan
------------------  -------------  ---------  -------------------  -------------------
February 26 -April      770         $1.00             -                     -
1, 2006

April 2 -April 29        -            -               -                     -
2006

April 30 - June 3,       -            -               -                     -
2006

TOTAL                   770         $1.00             -                     -
                    =============  =========  ===================  ===================

(1) Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.


ITEM  6.     SELECTED  FINANCIAL  DATA

     The information required by this Item is incorporated herein by reference to page 3 of the Company's Annual Report to security holders for the fiscal year ended June 3, 2006.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference to pages 5 through 16 of the Company's Annual Report to security holders for the fiscal year ended June 3, 2006.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. The Company does not maintain any interest rate hedging arrangements. Based on the Company's outstanding indebtedness at June 3, 2006 a one percent (1.0%) increase in the prime interest rate would increase interest expense applicable to our variable rate debt (and our net loss) by approximately $7,497 annually. Conversely, a one percent (1.0%) decrease in the prime interest rate would decrease interest expense applicable to our variable rate debt (and our net loss) by approximately $7,497 annually. All of the Company's business is transacted in U. S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.


ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The information required by this Item is incorporated herein by reference to pages 17 through 31 of the Company's Annual Report to security holders for the fiscal year ended June 3, 2006.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM  9A.     CONTROLS  AND  PROCEDURES

As of the end of the period covered by this annual report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. No change in the Company's internal control over financial reporting occurred during the fourth fiscal quarter of the period covered by this annual report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Audit Committee Financial Expert
--------------------------------

All three of the Company's independent directors currently serve on the Audit Committee, and each is an experienced business professional. Thomas L. Richardson is the retired chief executive officer of Learning Labs, Inc., a position he held for 27 years. He has had over 30 years of experience in reviewing the Company's financial reporting process through service as an independent director. Danny R. Skates has 11 years of senior management experience as Vice President and General Manager of Jackson Chevrolet Pontiac Buick GMC, and Andrew V. Douglas has had extensive experience with the business of independent grocery retailers such as the Company through his service as a retail counselor for Fleming Companies, Inc., our former principal supplier. Accordingly, in light of their backgrounds and their understanding of the Company's business, the Board of Directors believes that the members of the Audit Committee will be able to provide effective oversight for the Company's financial reporting process and its relationship with its independent accountants. Nevertheless, the Company's Board of Directors has not determined that any member of the Company's Audit Committee qualifies as an "audit committee financial expert" under the SEC's detailed, technical definition of that term.

Code of Ethics
--------------

The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") which applies to its principal executive officer, principal financial officer and principal accounting officer or controller, and any persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Report.


The remaining information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's 2006 Annual Meeting of Shareholders, under the headings "INFORMATION ABOUT NOMINEES FOR DIRECTOR" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM  11.     EXECUTIVE  COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's 2006 Annual Meeting of Shareholders, under the headings "DIRECTORS' COMMITTEES, FEES AND ATTENDANCE" (the last paragraph thereof), "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

The Company has not adopted any equity compensation plans.


The remaining information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's 2006 Annual Meeting of Shareholders, under the headings "PRINCIPAL SHAREHOLDERS" and "INFORMATION ABOUT NOMINEES FOR DIRECTOR."


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's 2006 Annual Meeting of Shareholders, under the heading "CERTAIN TRANSACTIONS."


ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's 2006 Annual Meeting of Shareholders, under the heading "AUDIT FEES."

                                     PART IV
                                     -------


ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     1. The following Financial Statements included in the Company's 2006 Annual Report to the security holders for the fiscal year ended June 3, 2006, are incorporated by reference in Item 8 hereof:

          -    Report  of  Independent  Registered  Public  Accounting  Firm

          -    Balance  Sheets  -  June  3,  2006  and  May  28,  2005

          - Statements of Income and Changes in Stockholders' Equity - Fiscal Years Ended June 3, 2006, May 28, 2005 and May 29, 2004

          - Statements of Cash Flows - Fiscal Years Ended June 3, 2006, May 28, 2005 and May 29, 2004

          -    Notes  to  Financial  Statements


     2. None of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required under the related instructions, or else are inapplicable to the Company, and therefore no such schedules have been filed.


     3. The Exhibit Index attached to this report is incorporated by reference into this Item 15(a)(3).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN CONSUMERS, INC.

Date:  August 31, 2006                By: /s/ Michael A. Richardson
                                         ------------------------------
                                         Michael A. Richardson
                                         Chairman of the Board,
                                         President and Chief
                                         Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                   TITLE                DATE
-------------------------  -----------------------  ---------------
/s/ Michael A. Richardson  Chairman of the Board,   August 31, 2006
-------------------------  President and Chief
Michael A. Richardson      Executive Officer

/s/ Paul R. Cook           Executive Vice-          August 31, 2006
-------------------------  President, Chief
Paul R. Cook               Financial Officer,
                           Treasurer (Chief
                           Accounting Officer) and
                           Director

/s/ Virgil E. Bishop       Vice-President and       August 31, 2006
-------------------------  Director
Virgil E. Bishop

/s/ Danny R. Skates        Director                 August 31, 2006
-------------------------
Danny R. Skates

/s/ Thomas L. Richardson   Director                 August 31, 2006
-------------------------
Thomas L. Richardson

                           Director                 August   , 2006
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

  Exhibit 10.15 Commercial Security Agreement between the Company and Northwest Georgia Bank, dated June 27, 2005. Incorporated by reference to Exhibit 10.27 to Current Report on Form 8-K dated June 27, 2005.

  Exhibit 10.16 Assignment of Certificate of Deposit between the Company and Northwest Georgia Bank, dated June 27, 2005. Incorporated by reference to Exhibit 10.28 to Current Report on Form 8-K dated June 27, 2005.

  Exhibit 10.17 Asset Purchase Agreement dated December 20, 2003 between the Company and Russell's Food Stores, Inc. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended February 28, 2004.

  Exhibit 10.18 Commercial Variable Rate Promissory Note between the Company and Northwest Georgia Bank, dated December 17, 2003. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended February 28, 2004.

  Exhibit 10.19 Demand Note with Variable Interest Rate between the Company and Michael A. and Diana K. Richardson. Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended May 29, 2004.

  Exhibit 10.20 Demand Note with Variable Interest Rate between the Company and Matthew A. Richardson. Incorporated by reference to
                    Exhibit 10.22 to Form 10-K for the year ended May 29, 2004.

  Exhibit 10.21* Narrative Summary of Board Action establishing Base Salaries for Fiscal 2006. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 21, 2005.

  Exhibit 10.22* Narrative Summary of Board Action establishing Cash Bonus Plan for fiscal 2006. Incorporated by reference to Exhibit
                    10.2 to Current Report on Form 8-K dated July 21, 2005.

  Exhibit 10.23* Narrative Summary of Board Action establishing Director Compensation for fiscal 2006. Incorporated by reference to
                    Exhibit 10.3 to Current Report on Form 8-K dated July 21, 2005.

  Exhibit 10.24 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated as of June 27, 2006. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 25, 2006.

  Exhibit 10.25 Commercial Security Agreement between the Company and Northwest Georgia Bank, dated as of June 27, 2006. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated July 25, 2006.

  Exhibit 10.26 Assignment of Certificate of Deposit between the Company and Northwest Georgia Bank, dated as of June 27, 2006. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated July 25, 2006.

  Exhibit 10.27* Narrative Summary of Board Action establishing Base Salaries for Fiscal 2007. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 15, 2006.

  Exhibit 10.28* Narrative Summary of Board Action establishing Cash Bonus Plan for fiscal 2007. Incorporated by reference to Exhibit
                    10.1 to Current Report on Form 8-K dated August 15, 2006.

  Exhibit 10.29* Narrative Summary of Board Action establishing Director Compensation for fiscal 2007. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 15, 2006.

  Exhibit 13 Information Incorporated by Reference from Annual Report to Shareholders for the Fiscal Year ended June 3, 2006. Filed herewith.

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