Form 10-Q
period 2006-09-02
AMERICAN CONSUMERS INC
filed 2006-10-17
CIK 4811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 2, 2006
OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ______________

          Commission File No. 0-5815

                            AMERICAN CONSUMERS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                GEORGIA                             58-1033765
                -------                             ----------
      (State or other jurisdiction of      (I.R.S. Employer Identification
       Incorporation or organization)                  Number)

             55 Hannah Way, Rossville, GA               30741
             ------------------------------------------------
            (Address of principal executive offices)   (Zip Code)

       Registrant's Telephone Number, including Area Code: (706) 861-3347
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at October 5, 2006
COMMON STOCK - $ .10 PAR VALUE                           796,013
NON VOTING COMMON STOCK - $ .10 PAR VALUE                  ----

ITEM 1.   FINANCIAL STATEMENTS
                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                         THIRTEEN WEEKS ENDED
                                     ----------------------------
                                      September 2,     August 27,
                                          2006           2005
                                     --------------  ------------
NET SALES                            $   8,390,711   $ 7,995,089
COST OF GOODS SOLD                       6,377,694     6,040,175
                                     --------------  ------------
Gross Margin                             2,013,017     1,954,914
OPERATING, GENERAL AND
ADMINISTRATIVE EXPENSES                  2,007,795     1,969,789
                                     --------------  ------------
Operating Income (Loss)                      5,222       (14,875)

OTHER INCOME (EXPENSE)
  Interest income                            3,628         2,600
  Other income                              26,350        21,576
  Interest expense                         (14,853)      (13,202)
                                     --------------  ------------
Income ( Loss) Before Income Taxes          20,347        (3,901)
INCOME TAXES                                     -             -
                                     --------------  ------------

NET INCOME (LOSS)                           20,347        (3,901)

RETAINED EARNINGS:
  Beginning                                775,615       943,462
  Redemption of common stock                   (59)            -
                                     --------------  ------------
  Ending                             $     795,903   $   939,561
                                     ==============  ============

PER SHARE:
  Net income (loss)                  $       0.026   $    (0.005)
                                     ==============  ============
  Cash dividends                     $           -   $         -
                                     ==============  ============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                    796,257       803,988
                                     ==============  ============

                       See Notes to Financial Statements

                               FINANCIAL INFORMATION
                              AMERICAN CONSUMERS, INC.
                              CONDENSED BALANCE SHEETS

                                                        September 2,     June 3,
                                                            2006           2006
                                                       --------------  ------------
                                                        (Unaudited)
                                --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                      $     496,223   $   334,654
  Certificate of deposit                                     300,000       314,773
  Accounts receivable                                        152,684       170,316
  Inventories                                              2,123,195     2,124,431
  Prepaid expenses                                           178,418       123,545
                                                       --------------  ------------
Total current assets                                       3,250,520     3,067,719
                                                       --------------  ------------
PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                     295,057       295,057
  Furniture, fixtures and equipment                        3,303,277     3,300,542
                                                       --------------  ------------
                                                           3,598,334     3,595,599
  Less accumulated depreciation                           (3,189,168)   (3,151,622)
                                                       --------------  ------------
                                                             409,166       443,977
                                                       --------------  ------------
TOTAL ASSETS                                           $   3,659,686   $ 3,511,696
                                                       ==============  ============

                    --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                     $   1,041,047   $   867,663
  Short-term borrowings                                      513,447       527,131
  Current maturities of long-term debt                        73,219        78,120
  Accrued sales tax                                          137,420       156,442
  Other                                                      229,185       217,981
                                                       --------------  ------------
Total current liabilities                                  1,994,318     1,847,337
                                                       --------------  ------------
LONG-TERM DEBT                                               126,052       144,497
                                                       --------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                       -             -
  Nonvoting common stock - authorized 5,000,000
    shares-$.10 par value; no shares issued                        -             -
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 796,013 and 796,905              79,601        79,691
  Additional paid-in capital                                 663,812       664,556
  Retained earnings                                          795,903       775,615
                                                       --------------  ------------
Total Stockholders' Equity                                 1,539,316     1,519,862
                                                       --------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   3,659,686   $ 3,511,696
                                                       ==============  ============

                       See Notes to Financial Statements

                               FINANCIAL INFORMATION
                             AMERICAN CONSUMERS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                         THIRTEEN WEEKS ENDED
                                                      ----------------------------
                                                       September 2,    August 27,
                                                           2006           2005
                                                      --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                     $      20,347   $    (3,901)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                            37,546        66,165
    Change in operating assets and liabilities:
      Accounts receivable                                    17,632       (14,094)
      Inventories                                             1,236       106,228
      Prepaid expenses                                      (54,873)      (27,928)
      Accounts payable                                      173,384        95,720
      Accrued sales tax                                     (19,022)      (10,984)
      Other accrued liabilities                              11,204         5,016
                                                      --------------  ------------
Net cash provided by operating activities                   187,454       216,222
                                                      --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in certificate of deposit              14,773        (1,145)
  Purchase of property and equipment                         (2,735)       (8,250)
                                                      --------------  ------------
Net cash provided by (used in) investing activities          12,038        (9,395)
                                                      --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings          (13,684)          566
  Principal payments on long-term debt                      (23,346)      (58,811)
  Redemption of common stock                                   (893)            -
                                                      --------------  ------------
Net cash used in financing activities                       (37,923)      (58,245)
                                                      --------------  ------------
Net increase in cash                                        161,569       148,582
Cash and cash equivalents at beginning of period            334,654       298,759
                                                      --------------  ------------
Cash and cash equivalents at end of period            $     496,223   $   447,341
                                                      ==============  ============

                       See Notes to Financial Statements

                            AMERICAN CONSUMERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)  Basis of  Presentation.

     The financial statements have been prepared in conformity with United States generally accepted accounting principles.

     The interim financial statements have not been audited and should be read in conjunction with the notes to the financial statements presented in the Corporation's 2006 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)  Commitments  and  Contingencies.

     Capital expenditures for equipment replacements in the ordinary course during fiscal 2007 are estimated to be $30,000 or less, which we expect to be funded from operating cash flows. Additionally, we expect to have to replace anywhere from one to three additional vehicles during fiscal 2007 at an estimated cost of approximately $25,000 per vehicle, which we expect to fund through either bank or manufacturer financing, whichever option will provide the Company with the most favorable terms. Finally, while management is attempting to postpone future upgrades of our existing cash registers and scanning equipment beyond fiscal 2007, pending changes that will add an additional digit to the bar codes on the inventory that we carry will likely require such upgrades within the next two to five fiscal years. We cannot reliably estimate the cost of any such upgrades at the present time, but we will attempt to manage the number of units purchased and the timing of such purchases in a manner which both contains the Company's overall costs and allows us to finance these purchases on the most favorable terms that we are able to obtain. As of September 2, 2006, capital expenditures for the fiscal year to date totaled $2,735.

     The Company has adopted a 401(k) plan that is administered by Capital Bank and Trust Company. Participation in the plan is available to all full-time employees. The Company's annual contributions to the plan are discretionary. The Company's contribution to the plan was $7,500 in each of fiscal years 2006, 2005 and 2004.

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
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

                                                      THIRTEEN WEEKS ENDED
                                                  ----------------------------
                                                   September 2,    August 27,
                                                       2006           2005
                                                  --------------  ------------
Sales                                             $   8,390,711   $ 7,995,089
% Sales Increase (Decrease)                                4.95%       (0.38)%
Gross Margin %                                            23.99%        24.45%
Operating, General and Administrative Expenses:
  Amount                                          $   2,007,795   $ 1,969,789
  % of Sales                                              23.93%        24.64%
Net Income (Loss)                                 $      20,347   $    (3,901)

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

The current thirteen weeks (quarter) ended September 2, 2006 resulted in a net income in the amount of $20,347. During this current period sales increased 4.95% over the same period last year. We began a program during the quarter to introduce low priced vegetables to compete with other stores in our trade area who offer this option to their customers. While management believes that this program was a significant factor contributing to the increase in sales, the increase also was influenced by the closing of a competitor located in between two of the Company's stores during the fourth quarter of the Company's fiscal 2006. We also believe that prevailing high gasoline prices during the quarter contributed to the increase, as customers chose to purchase more groceries for home meal preparation to reduce their spending at restaurants. However, the introduction of lower-priced vegetables, as well as periodic meat sales and other weekly advertised specials run to stimulate sales during the quarter, also led to a reduction in our gross margin to 23.99%, which represented a 0.46% reduction compared to the comparable quarter of last year and a 0.19% reduction compared to the gross margin realized for fiscal year 2006.

The Company realized a net loss for the thirteen weeks (quarter) ended August 27, 2005, of $3,901, a significant improvement over the loss of $124,884 for the same period of the previous year even though sales remained essentially flat compared to the prior year period. The improvement is partially due to the fact that we succeeded during the quarter in strategically adjusting our retail pricing mix to recapture the increase that our principal supplier implemented in its wholesale markup during the third quarter of the Company's fiscal 2005. The completion of this retail pricing adjustment was reflected in the slight improvement in the gross margin percentage presented above for the quarter ended August 27, 2005 (24.45%, as compared to 24.04% for the prior year period.)

Management actively monitors both the gross margin and the company's retail pricing structure in an attempt to maximize profitability. Management began working on the Company's gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002. While occasional improvements in gross profit have been seen in recent periods, such as the 0.29% increase we achieved in fiscal 2006 versus 2005, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company's ability to pass through price increases experienced at the wholesale level. Accordingly, while management attempts to offset increases in its cost (such as our recent successes in recovering our principal supplier's wholesale price increase during 2005 and a fuel surcharge added by the supplier during the second quarter of fiscal 2006), further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company's gross margin is possible. While the increase in sales more than offset the impact of the reduced gross margin on profitability, the gross margin reduction experienced as a result of pricing adjustments to increase sales during the most recent quarter provides further evidence of this trend.

Management believes that competitive pressures on the Company, which have led to the losses experienced in recent periods, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company. These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage. In response to these developments, management will continue seeking to manage the Company's pricing structure to produce the most favorable balance between increases in sales, which help to offset our fixed operating expenses, and the gross margin, which determines the profitability of the additional sales. We will attempt to improve the gross margin and increase profitability by working to obtain the lowest cost for the Company's inventory, and as competition permits, by periodically implementing adjustments in the Company's overall mix of retail prices.

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

Management has been working to reduce operating and administrative expenses. As reflected in the table above, the expenses, while increasing $38,006, actually decreased by 0.71% as a percentage of sales for the current quarter as compared to the same quarter last year. The. reduction of these expenses by $93,630 (or 1.07% of sales) in the quarter ended August 27, 2005 as compared to the prior year period is the other major reason for the improvement in the Company's net loss for the first quarter of fiscal 2006. This improvement is attributable to the decreases detailed below under the caption "Operating, General and Administrative Expenses." In addition to the fuel surcharge added by our principal supplier, we anticipate that our inventory cost also may increase in the near term due to similar cost increases being passed on to us by our other vendors. These factors, combined with the relatively fixed nature of certain of our expenses, mean that any future decrease in sales due to the effects of ongoing competition will likely erode that improvement experienced in these expenses as a percentage of sales during the current quarter, which could intensify the Company's operating losses.

Sales:
-----

Sales for the three months ended September 2, 2006 increased $395,622 or 4.95% compared to the same quarter last year. Six of our stores experienced sales increases ranging from 2.47% to 14.99% (with the 14.99% increase representing the achievement of a more normalized level of sales at our eighth grocery store location, following an extended transitional period after its addition to the Company in December 2003). The two remaining stores experienced sales declines of 0.34% and 4.10%. The 4.10% decline occurred at a location where we had to replace certain store-level management employees in connection with the significant theft loss that was discovered during our annual audit. This location also continues to be adversely impacted by the fact that another tenant moved out of the shopping center where it is located during fiscal 2006, as well as by generally unfavorable traffic pattern conditions at that location. As discussed above, we believe that the 4.95% increase in sales for the first quarter of the fiscal 2006 period as compared to the first quarter of fiscal 2005 is attributable to the lower-priced vegetables program introduced during the quarter, as well as the closing of a competitor located between two of the Company's stores and the effects of high gas prices on consumers' spending choices. Sales for the month of September 2006 were up 3.94% over the same month last year. Management is attempting to maintain the increase by offering low priced vegetables to our customers and continuing with special meat sales throughout the year as well as our weekly advertised specials.

Sales for the three months ended August 27, 2005 remained relatively flat compared to the same quarter of fiscal 2004. The slight decline of $30,882 amounted to a sales decrease of only 0.38%. Three of our stores experienced sales increases ranging from 2.13% to 5.90% during the quarter, while the five remaining stores experienced sales declines ranging from 1.40% to 3.54%. The 9.44% increase in sales for the first quarter of the fiscal 2005 period as compared to the first quarter of fiscal 2004 was nearly all attributable to the addition of the Company's eighth grocery store in December 2003, as sales remained essentially flat at the other seven locations.

Gross Margin:
------------

The Company's gross margin percentage for the three months ended September 2, 2006 decreased by 0.46% from 24.45% to 23.99% as compared to the three months ended August 27, 2005. This decrease is attributable to the vegetable program and the other promotional activities discussed above, as well as to increased wholesale costs for certain items (principally certain private label merchandise) which we have not yet succeeded in passing on through adjustments to our retail prices.

As discussed above, the slight improvement in the gross margin for the quarter ended August 27, 2005 (24.45%, as compared to 24.04% for the prior year period) was due to the fact that we succeeded during the quarter in strategically adjusting our retail pricing mix to recapture the increase that our principal supplier implemented in its wholesale markup during the third quarter of the Company's fiscal 2005, and we also succeeded in adjusting prices to recover a fuel surcharge added by the supplier during the second quarter of fiscal 2006. Price increases have also occurred from other vendors and the Company has also attempted to recover these increased costs through further adjustments to our retail prices. Management will continue seeking to improve the gross margin and increase profitability by obtaining the lowest cost for the

Company's inventory, and as competition permits, by periodically implementing strategic adjustments in the Company's overall mix of retail prices.

Operating, General and Administrative Expenses:
----------------------------------------------

The Company's ongoing operating, general and administrative expenses are comprised mainly of personnel salary and related payroll costs, utilities and telephone expenses, rental payments for leased locations, insurance expense, advertising and promotion expense, general and office supplies expense, repairs and maintenance, depreciation expense, bank service charges and credit card fees, bad checks expense, professional fees, and other minor miscellaneous expenses. In accordance with EITF 02-16, advertising rebates received from suppliers are deducted from advertising expense within this category.

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the quarters ended September 2, 2006 and August 27, 2005:

                               First Quarter   % of First Qtr.  First Quarter   % of First Qtr.
Expense Item                    2006 Amount      2006 Total      2005 Amount      2005 Total
-----------------------------  --------------  ---------------  --------------  ---------------
Payroll                        $      999,768             49.8  $      959,886             48.7
Utilities & telephone expense         173,516              8.6         155,251              7.9
Rent                                  160,050              8.0         155,154              7.9
Insurance                             166,010              8.3         157,693              8.0
Advertising & promotion               132,747              6.6         150,133              7.6
General & office supplies              92,183              4.6          92,247              4.7
Repairs & maintenance                  86,297              4.3          88,637              4.5
Depreciation                           37,546              1.9          66,165              3.4
Bank service charges and
credit card fees                       40,529              2.0          33,040              1.7
Bad checks                             43,873              2.2          34,117              1.7
Professional fees                      18,597              0.9          28,654              1.4
All other misc.                        56,679              2.8          48,812              2.5
                               --------------  ---------------  --------------  ---------------
TOTAL                          $    2,007,795            100.0  $    1,969,789            100.0
                               ==============  ===============  ==============  ===============

Overall, operating, general and administrative expenses increased by $38,006 (or 1.9%) for the quarter ended September 2, 2006 as compared to the comparable period of 2005. The most significant increase in these expenses for 2006 was in the area of personnel salary and related payroll costs. These costs increased by $39,882, due to an increase in the bonuses awarded or accrued during the quarter (principally to store-level management employees) of approximately $6,500 and increases in base salaries given to store personnel during the month of April 2006, as well as the addition of one employee to the Company's main office staff during the month of October 2005. Increases of $7,489 in both bank service charges and credit card fees and $9,756 in bad checks expense also significantly influenced the increase in these expenses for the current quarter. The Company's practice of cashing payroll checks for customers at its grocery store locations contributed to these increases, but they also are attributable to increases in merchant fees paid by the Company as more customers elect to pay for grocery purchases with debit and credit cards. Management believes that the practice of cashing customers' checks, while posing risks for the Company (such as the theft loss that was experienced during the fourth quarter of fiscal 2006 and the recent increases in bad checks expense), is also vital to our competitive strategy for maintaining customer traffic and growing sales in the face of the increased competition from larger grocery retailers that we have experienced in recent years. We have installed a check verification system to reduce bad checks expense and are investigating a possible upgrade to a more sophisticated system to further combat this problem. We are also exploring other measures to improve our process for managing customer check cashing activities and reducing associated expenses while continuing to offer this service to our customers.

Other significant increases in these expenses for the 2006 quarter included an increase of $18,265 in utilities and telephone expense, largely due to increasing energy costs in recent periods which are beyond the Company's control, an increase of $8,317 in insurance expense (due to an increase of $10,625 in group insurance partially offset by a decrease of $2,308 in other insurance expense), a $4,896 increase in rent (due to the recent renewal of a lease at one store location at a higher base rent, as well as to higher percentage rents based on the sales increases noted above), and an increase of $7,867 in the "all other miscellaneous" component (composed primarily of a $6,143 increase in vehicle expenses due to increased vehicle usage as well as increased maintenance as we have stretched our historical vehicle replacement schedules in order to reduce capital spending). These increases were partially offset by decreases in certain components of these expenses as compared to the first quarter of the prior fiscal year, including a $28,619 decrease in depreciation (reflecting a significant reduction in our purchases of new equipment during fiscal 2006 as compared to prior years, as well as the fact that some of our older equipment is now fully depreciated), a decrease of $17,386 in advertising and promotion expense (reflecting the fact that we did not run certain programs that increases these expenses last year, but also offset by increases in the cost of the other promotions described above during the first quarter of fiscal 2007), and a decrease in professional fees of $10,057 (due principally to discontinuing the services of an outside security firm that was contracted for one location during the corresponding period of last year).

For the quarter ended August 27, 2005, operating, general and administrative expenses decreased by $93,630 (or 4.5%) as compared to the corresponding quarter of the prior year. The primary components of this decrease were decreases in grocery store wages ($38,128), supplies expense ($36,668), insurance expense ($12,801), and professional fees ($10,553), partially offset by increases aggregating to $4,520 in other operating, general and administrative expense items, principally taxes and licenses.

In accordance with EITF 02-16, advertising rebates received from suppliers are deducted from advertising expense within this category.


Interest and Other Income:
-------------------------

Other income (not including interest income) increased from $21,576 for the quarter ended August 27, 2005 to $26,350 for the quarter ended September 2, 2006. The components of other income for the quarters ended September 2, 2006 and August 27, 2005, apart from interest income, were as follows:

                                                            THIRTEEN WEEKS ENDED
                                                 ---------------------------------------
     Description                                   September 2, 2006    August 27, 2005
     ------------------------------------------  ---------------------  ----------------

     Check cashing fees                          $              17,036  $         14,983
     Funds for handling money orders/transfers                   2,901             1,017
     Vendor's compensation from the States of
       Alabama and Georgia for collecting and
       remitting sales taxes on a timely basis                   3,695             3,552
     Returned check fees                                           555               290
     Revenue related to Fed-Ex shipments/other                   2,163             1,734
                                                 ---------------------  ----------------
     TOTAL                                       $              26,350  $         21,576
                                                 =====================  ================

Changes in the components of other income presented above relate primarily to variations in the volume of the associated activity or service provided by the Company during each of the fiscal quarters presented. While interest income increased by $1,028 as compared to the first quarter of fiscal 2006 (due principally an increase in the interest rate applicable to the Company's bank certificate of deposit for the quarter ended September 2, 2006), this increase was more than offset by a $1,651 in interest expense (due to increases in the weighted average interest rate applicable to the Company's debt for the same period).

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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the thirteen weeks ended September 2, 2006 or August 27, 2005, as a result of continued net operating losses and the related full valuation of the Company's net deferred tax assets.

Inflation:
---------

The Company continues to seek ways to cope with the threat of inflation. To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the Company's goods. As discussed above, however, competitive conditions often delay our ability to pass through price increases experienced at the wholesale level. When the Company is forced to raise overall prices of its goods, the Company attempts to preserve its market share by competitive pricing strategies that emphasize weekly-advertised specials.

                               FINANCIAL CONDITION
                               -------------------

Liquidity and Capital Resources:
-------------------------------

Changes in the Company's liquidity and capital resources during the periods presented resulted primarily from the following:

During the thirteen weeks ending September 2, 2006, the Company generated $187,454 in cash flow from operating activities, primarily due to the effects of a $173,384 increase in accounts payable, $37,546 in depreciation (which is a non-cash expense) and net income of $20,347 for the period. We also generated $12,038 in cash flow from investing activities (consisting of a $14,773 reduction in the balance of our certificate of deposit offset by $2,735 used to fund purchases of property and equipment (principally additional store shelving at our seventh and eighth grocery store locations) during the quarter. We reduced the Company's long-term debt by a net amount of $23,346 and its short-term debt by a net amount of 13,684 (consisting of a net $13,680 reduction in borrowings from affiliated parties and a net $4 reduction in the amount owed under the Company's line of credit) and redeemed $893 in common stock. Overall, the Company increased its cash and cash equivalents in the amount of $161,569 during the quarter.

During the thirteen weeks ending August 27, 2005, the Company generated $216,222 in cash flow from operating activities, primarily due to the effects of a $95,720 increase in accounts payable, a decrease of $106,228 in the Company's overall inventory levels, and $66,165 in depreciation (which is a non-cash expense), which more than offset the small net loss of $3,901 experienced for the period. We also increased short-term borrowings by a net amount of $566 during the period. In addition to the overall $148,582 increase in cash and cash equivalents for the quarter, other uses of these funds included a net reduction of $58,811 in the Company's long-term debt and purchases of property, plant and equipment of $8,250 (consisting of the installation of check verification equipment at three store locations and replacement of a condenser on a refrigeration unit) during the first quarter of fiscal 2006.

The ratio of current assets to current liabilities was 1.63 to 1 at the end of the latest quarter, September 2, 2006 compared to 1.74 to 1 on August 27, 2005 and 1.66 to 1 at the end of the fiscal year ended on June 3, 2006. Cash, cash equivalents and the certificate of deposit constituted 24.50% of the total current assets at September 2, 2006, as compared to 24.44% of the total current assets at August 27, 2005 and 21.17% at June 3, 2006. As the Company has experienced continued operating losses in recent years, we have been forced to rely more extensively on managing other elements of the Company's overall working capital structure (such as the reductions in inventories and increases in accounts payable noted above), as well as on additional borrowings under the line of credit, to fund ongoing operations. During the last two years, management also has limited additional capital spending and has been attempting to control costs in other areas to moderate the effects of these developments on the Company's overall liquidity by reducing the Company's working capital requirements.

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

Short-term  borrowings  as  of  specific  dates  are  presented  below:

                              September 2,   June 3,   August 27,
                                  2006         2006       2005
                              -------------  --------  -----------
Michael and Diana Richardson  $      12,078  $ 11,840  $    12,988
Matthew Richardson                    1,373    15,291       21,697
Line of Credit                      499,996   500,000      400,000
                              -------------  --------  -----------
TOTAL                         $     513,447  $527,131  $   434,685
                              =============  ========  ===========

During the quarter ended September 2, 2006, we reduced the Company's borrowings from related parties by a net amount of $13,680 (reflecting payments of $14,000 net of $558 in additional interest accrued) and reduced the outstanding balance under the line of credit by a net amount of $4 (reflecting payments of $4 in principal and $9976 in interest).

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

Long-Term Debt:
--------------
At  September  2,  2006, long-term debt consisted of a note payable to Northwest
Georgia Bank of $179,611 incurred in December 2003 to finance the addition of the Company's eighth grocery store. In addition, one vehicle was purchased and financed through Ford Credit with a balance due at September 2, 2006, of $19,660. Long-term debt as of specific dates is presented below:

                                           September 2,   June 3,   August 27,
                                               2006         2006       2005
                                           -------------  --------  -----------
     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $6,781 monthly
     plus interest at prime with 6% floor
     through December 2008.                $     179,611  $196,020  $   244,967

     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $11,381 monthly
     plus interest at the prime rate
     through September 2006.                           -     5,941      105,086

     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $3,576 monthly
     plus interest at the prime rate
     plus 1.5% through April, 2006.                    -         -       17,380

     Vehicle loans; collateralized by
     automobiles due $433 monthly
     through December 2010.                       19,660    20,656            -
                                           -------------  --------  -----------
                                           $     199,271  $222,617  $   367,433
     Less current maturities                      73,219    78,120      189,352
                                           -------------  --------  -----------
                                           $     126,052  $144,497  $   178,081
                                           =============  ========  ===========

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to September 2, 2006:

                    Twelve Months
                   Ending September        Amount
                   ----------------       --------
                         2007             $ 73,219
                         2008               79,406
                         2009               40,044
                         2010                4,924
                         2011                1,678

During the quarter ended September 2, 2006 retained earnings increased as a result of the Company's net income for the quarter.

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

Off-Balance  Sheet  Arrangements:
--------------------------------

The Company had no significant off-balance sheet arrangements as of September 2, 2006.

Related Party Transactions:
--------------------------

Except as discussed above under "Liquidity and Capital Resources," there were no material related party transactions during the thirteen week period ended September 2, 2006.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. The Company does not maintain any interest rate hedging arrangements. Based on the Company's outstanding indebtedness at September 2, 2006 (and annualized to represent a full twelve months of results), a one percent (1.0%) increase in the prime interest rate would increase interest expense applicable to our variable rate debt (and decrease our net income) by approximately $7,000 annually. Conversely, a one percent (1.0%) decrease in the prime interest rate would decrease interest expense applicable to our variable rate debt (and increase our net income) by approximately $7,000 annually. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.

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

                            AMERICAN CONSUMERS, INC.

                          PART II     OTHER INFORMATION

ITEM 1A.    RISK FACTORS

Information regarding risk factors appears under the caption "Forward-Looking Statements" in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 3, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Issuer Repurchases:
        ------------------

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:

                                         Average     Total Number of     Maximum Number of
                         Total Number     Price    Shares Purchased as  Shares that May Yet
                           of Shares    Paid per   Part of a Publicly      Be Purchased
Period                   Purchased (1)    Share      Announced Plan       Under the Plan
-----------------------  -------------  ---------  -------------------  -------------------
June 4 -
July 1, 2006                       453  $    1.00                    -                    -

July 2 -
August 5, 2006                     440       1.00                    -                    -

August 6 -
September 2, 2006                   -        1.00                    -                    -
                         -------------  ---------  -------------------  -------------------
TOTAL                              893  $    1.00                    -                    -
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


                                        AMERICAN CONSUMERS, INC.
                                        (Registrant)


Date:  October 17, 2006                 /s/ Michael A. Richardson
      --------------------             --------------------------
                                        Michael A. Richardson
                                        CHAIRMAN OF THE BOARD AND
                                        CHIEF EXECUTIVE OFFICER
                                        (Principal Executive Officer)

Date:  October 17, 2006                 /s/ Paul R. Cook
      --------------------             --------------------------
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