Form 10-Q
period 2006-12-02
AMERICAN CONSUMERS INC
filed 2007-01-10
CIK 4811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 2, 2006
OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from               to
                                            -------------    --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at January 4, 2007
COMMON STOCK - $ .10 PAR VALUE                             787,851
NON VOTING COMMON STOCK - $ .10 PAR VALUE                    ----

ITEM 1.   FINANCIAL STATEMENTS
                                      FINANCIAL INFORMATION
                                     AMERICAN CONSUMERS, INC.
                       CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                           (UNAUDITED)


                                         THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                    -----------------------------  ------------------------------
                                     December 2,    November 26,    December, 2,    November 26,
                                        2006            2005            2006            2005
                                    -------------  --------------  --------------  --------------
NET SALES                           $  8,392,267   $   8,047,771   $  16,782,978   $  16,042,860
COST OF GOODS SOLD                     6,417,697       6,098,898      12,795,391      12,139,073
                                    -------------  --------------  --------------  --------------
Gross Margin                           1,974,570       1,948,873       3,987,587       3,903,787
OPERATING, GENERAL AND
ADMINISTRATIVE EXPENSES                1,995,765       1,998,887       4,003,560       3,968,676
                                    -------------  --------------  --------------  --------------

Operating (Loss)                         (21,195)        (50,014)        (15,973)        (64,889)

OTHER INCOME (EXPENSE)
  Interest income                          4,030           2,676           7,658           5,276
  Other income                            35,032          28,347          61,382          49,923
  Interest expense                       (14,636)        (14,251)        (29,489)        (27,453)
                                    -------------  --------------  --------------  --------------
Income (Loss) Before Income Taxes          3,231         (33,242)         23,578         (37,143)
INCOME TAXES                                  --              --              --              --
                                    -------------  --------------  --------------  --------------

NET INCOME (LOSS)                          3,231         (33,242)         23,578         (37,143)

RETAINED EARNINGS:
  Beginning                              795,903         939,561         775,615         943,462

  Redemption of common stock                (454)           (243)           (513)           (243)
                                    -------------  --------------  --------------  --------------

  Ending                            $    798,680   $     906,076   $     798,680   $     906,076
                                    =============  ==============  ==============  ==============

PER SHARE:
  Net Income (loss)                 $      0.004   $      (0.042)  $       0.030   $      (0.046)
                                    =============  ==============  ==============  ==============

  Cash dividends                    $         --   $          --   $          --   $          --
                                    =============  ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                  790,191         801,008         794,076         802,851
                                    =============  ==============  ==============  ==============

                               See Notes to Financial Statements

                                   FINANCIAL INFORMATION
                                  AMERICAN CONSUMERS, INC.
                                  CONDENSED BALANCE SHEETS


                                                                 December 2,     June 3,
                                                                    2006           2006
                                                                -------------  ------------
                                                                 (Unaudited)
                                     --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                               $    282,105   $   334,654
  Certificate of deposit                                             304,034       314,773
  Accounts receivable                                                215,913       170,316
  Inventories                                                      2,193,249     2,124,431
  Prepaid expenses                                                   186,890       123,545
                                                                -------------  ------------
Total current assets                                               3,182,191     3,067,719
                                                                -------------  ------------
PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                             300,800       295,057
  Furniture, fixtures and equipment                                3,303,349     3,300,542
                                                                -------------  ------------
                                                                   3,604,149     3,595,599
  Less accumulated depreciation                                   (3,225,375)   (3,151,622)
                                                                -------------  ------------
                                                                     378,774       443,977
                                                                -------------  ------------
TOTAL ASSETS                                                    $  3,560,965   $ 3,511,696
                                                                =============  ============

                         --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                              $    957,711   $   867,663
  Short-term borrowings                                              513,721       527,131
  Current maturities of long-term debt                                74,712        78,120
  Accrued sales tax                                                  134,048       156,442
  Other                                                              238,204       217,981
                                                                -------------  ------------
Total current liabilities                                          1,918,396     1,847,337
                                                                -------------  ------------
LONG-TERM DEBT                                                       106,898       144,497
                                                                -------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                              --            --
  Nonvoting common stock - authorized 5,000,000
    shares-$.10 par value; no shares issued                               --            --
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 789,136 and 796,906 respectively         78,914        79,691
  Additional paid-in capital                                         658,077       664,556
  Retained earnings                                                  798,680       775,615
                                                                -------------  ------------
Total Stockholders' Equity                                         1,535,671     1,519,862
                                                                -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  3,560,965   $ 3,511,696
                                                                =============  ============

                            See Notes to Financial Statements

                                 FINANCIAL INFORMATION
                               AMERICAN CONSUMERS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                             TWENTY-SIX WEEKS ENDED
                                                         -----------------------------
                                                          December 2,    November 26,
                                                             2006            2005
                                                         -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                        $     23,578   $     (37,143)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                              75,743         141,276
    Change in operating assets and liabilities:
      Accounts receivable                                     (45,597)        (50,221)
      Inventories                                             (68,818)         (3,064)
      Prepaid expenses                                        (63,345)        (60,324)
      Accounts payable                                         90,048          34,248
      Accrued sales tax                                       (22,394)        (12,071)
      Other accrued liabilities                                20,223          11,705
                                                         -------------  --------------

Net cash provided by operating activities                       9,438          24,406
                                                         -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (Increase) in certificate of deposit                10,739          (3,827)
  Purchase of property and equipment                          (10,540)        (53,728)
                                                         -------------  --------------
Net cash provided by (used in) investing activities               199         (57,555)
                                                         -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings            (13,410)         98,125
  Proceeds from long-term borrowings                               --          22,212
  Principal payments on long-term debt                        (41,007)       (117,997)
  Redemption of common stock                                   (7,769)         (3,685)
                                                         -------------  --------------
Net cash used in financing activities                         (62,186)         (1,345)
                                                         -------------  --------------

Net decrease in cash                                          (52,549)        (34,494)
Cash and cash equivalents at beginning of period              334,654         298,759
                                                         -------------  --------------
Cash and cash equivalents at end of period               $    282,105   $     264,265
                                                         =============  ==============

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

(2)  Commitments  and  Contingencies.

     Capital expenditures for equipment replacements in the ordinary course during fiscal 2007 are estimated to be $30,000 or less, which we expect to be funded from operating cash flows. Additionally, we expect to have to replace anywhere from one to three vehicles during fiscal 2007 at an estimated cost of approximately $25,000 per vehicle, which we expect to fund through either bank or manufacturer financing, whichever option will provide the Company with the most favorable terms. Finally, while management is attempting to postpone future upgrades of our existing cash registers and scanning equipment beyond fiscal 2007, pending changes that will add an additional digit to bar codes on the inventory that we carry will likely require such upgrades within the next two to five fiscal years and, additionally, some of this equipment is subject to being replaced due to availability of parts and wear. We cannot reliably estimate the cost of any such upgrades at the present time, but we will attempt to manage the number of units purchased and the timing of such purchases in a manner that both contains the Company's overall costs and allows us to finance these purchases on the most favorable terms that we are able to obtain. As of December 2, 2006, capital expenditures for the fiscal year to date totaled $10,540.

     The Company adopted a retirement plan effective January 1, 1995. The plan is a 401(k) plan administered by BISYS Qualified Plan Services. Participation in the plan is available to all full-time employees after one year of service and age 19. Any contribution by the Company is at the discretion of the Board of Directors, which makes its decision annually at the quarterly meeting in January. The Board voted to contribute $7,500 to the plan for both calendar years 2006 and 2005.

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

ITEM 2

                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                     CONDITION AND RESULTS OF OPERATIONS

                                            RESULTS OF OPERATIONS

                                                     THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                                 -----------------------------  -----------------------------
                                                  December 2,    November 26,    December 2,    November 26,
                                                     2006            2005           2006            2005
                                                 -------------  --------------  -------------  --------------

Sales                                            $  8,392,267   $   8,047,771   $ 16,782,978   $  16,042,860
% Sales Increase (Decrease)                              4.28%         (1.65)%          4.61%         (1.02)%
Gross Margin %                                          23.53%          24.22%         23.76%          24.33%
Operating, General and Administrative Expense:
  Amount                                         $  1,995,765   $   1,998,887   $  4,003,560   $   3,968,676
  % of Sales                                            23.78%          24.84%         23.85%          24.74%
Net Income (Loss)                                $      3,231   $     (33,242)  $     23,578   $     (37,143)

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

The current thirteen weeks (quarter) ended December 2, 2006 resulted in a net income in the amount of $3,231. During this current period sales increased 4.28% over the same period last year. This increase dropped slightly from the increase of 4.95% during the first quarter of this fiscal year, resulting in a year to date sales increase of 4.61%. During the first quarter of this fiscal year we began a program to introduce low priced vegetables to compete with other stores in our trade area who offer this option to their customers. While management believes that this program was a significant factor contributing to the increase in sales, the increase was also influenced by the closing of a competitor located between two of the Company's stores during the last quarter of the Company's fiscal 2006. We also believe that prevailing high gasoline prices during the first two quarters of the current year contributed to the increase, as customers chose to purchase more groceries for home meal preparation to reduce their spending at restaurants and to patronize grocery stores located closer to their homes. However, the introduction of the lower-priced vegetables, as well as periodic meat sales and other weekly advertised specials run to stimulate sales during the quarter, also led to declines in our gross margin to 23.53% and 23.76% for the quarter and six-month periods, respectively. These represented gross margin reductions of 0.69% and 0.57% for the quarter and six-month periods. The gross margins experienced for the quarter and the first six months of fiscal 2007 also represent respective reductions of 0.65% and 0.42% compared to the 24.18% gross margin realized for fiscal year 2006.

Sales decreases due to adverse competitive conditions in a majority of the markets served by the Company's grocery stores contributed to the losses incurred during the quarter and six months ended November 26, 2005 as compared to the comparable periods ended November 27, 2004. Our flexibility to adjust retail prices in response to these competitive conditions was hampered by the need to also recover a fuel surcharge that was added to grocery purchases (excluding meat, produce and certain other items) by our principal supplier early in the quarter ended November 26, 2005.

Management actively monitors both the gross margin and the Company's retail pricing structure in an attempt to maximize profitability. Management began working on the Company's gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002. While occasional improvements in gross profit have been seen in recent periods, such as the 0.29% increase we achieved for fiscal 2006 versus 2005, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company's ability to pass through price increases experienced at the wholesale level. Accordingly, while management attempts to offset increases in its cost (such as our recent successes in recovering our principal supplier's wholesale price increase during 2005 and a fuel surcharge added by the supplier during the second quarter of fiscal 2006), further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company's gross margin is possible. While the increases in sales more than offset the impact on profitability of the reduced gross margins experienced for the quarter and six months ended December 2, 2006, the gross margin reductions of over one half of one percent experienced as a result of pricing adjustments to increase sales during these periods provide further evidence of this trend.

We will attempt to maintain stability in the Company's gross margin, or achieve slight improvements, to the extent possible. We will attempt to improve the gross margin by working to obtain the lowest cost for the Company's inventory, and as competition permits, by periodically implementing adjustments in the Company's overall mix of retail prices. However, we believe that competitive pressures on the Company, which have led to the losses experienced in recent periods, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company. These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage. In response to these developments, management will continue seeking to maximize profitability by managing the Company's pricing structure to produce the most favorable balance between increases in sales, which help to offset our fixed operating expenses, and the gross margin, which determines the profitability of the additional sales.

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

Management has been working to reduce operating, general and administrative expenses. As indicated by the table above, however, many of these expenses are relatively fixed and their absolute dollar level has remained fairly consistent for the periods presented (decreasing only 0.16% for the quarter and increasing only 0.88% for the six months ended December 2, 2006 versus the comparable periods of the prior year). This magnifies the effect of both increases and decreases in sales on the Company's operating profit or loss, as well as on our bottom line results. For instance, the sales increase of 4.28% experienced for the current quarter contributed to a reduction in operating, general and administrative expenses as a percent of sales of 1.06% but resulted in a 57.6% swing in the Company's operating profitability (reducing the operating loss from $50,014 for the comparable quarter of last year to $21,195 for the current quarter).

Together with increases in interest income and other income items discussed in more detail below, this increase contributed to a 109.7% improvement in our overall operating results for the quarter (moving from a net loss of $33,242 for the second quarter of last year to net income of $3,231 for the current quarter). Similarly, the sales increase of 4.61% experienced for the six months ended December 2, 2006 contributed to a reduction in operating, general and administrative expenses as a percent of sales of 0.89% but resulted in a 75.4% swing in the Company's operating profitability (reducing the operating loss from $64,889 for the comparable period of last year to $15,973 for the first six months of fiscal 2007). Together with increases in interest income and other income items discussed in more detail below, this increase contributed to a 163.5% improvement in our overall operating results for the first six months of fiscal 2007 (moving from a net loss of $37,143 for the first six months of fiscal 2006 to net income of $23,578 for the current period). Of course, the same principle will apply to any future decreases in sales due to the effects of ongoing competition, meaning that such decreases would tend to intensify the Company's losses by a much greater proportion than the resulting increases the ratio of operating, general and administrative expenses to sales.

Interest expense remained fairly consistent between the periods presented, as reductions in the Company's outstanding long-term debt helped to offset most of the impact of rising interest rates on our remaining variable rate debt balances. Rising interest rates did increase our interest income, however, which contributed to the increase in our overall profitability for both the second quarter and first six months of fiscal 2007.

THREE  MONTHS ENDED DECEMBER 2, 2006 COMPARED TO THREE MONTHS ENDED NOVEMBER 26,
--------------------------------------------------------------------------------
2005:
----

Sales:
-----

Sales for the three months ended December 2, 2006 increased $344,496 or 4.28% compared to the same quarter last year. Seven of our eight grocery stores experienced sales increases for the quarter (ranging from 1.61% to 8.92%). The remaining location, where we had to replace certain store-level management employees in connection with the significant theft loss that was discovered during our annual audit, experienced a sales decline of 1.14%. This location also continues to be adversely impacted by the fact that another tenant moved out of the shopping center where it is located during fiscal 2006, as well as by generally unfavorable traffic pattern conditions at that location. Although the increase of 4.28% was slightly less than the 4.95% sales increase during the first quarter of fiscal 2007, we still achieved a healthy sales increase of 4.61% for the first six months of the current fiscal year. As discussed above, we believe these increases are attributable to the lower-priced vegetables program introduced during the first quarter, as well as to the closing of a competitor located between two of the Company's stores and the effects of high gas prices on consumers' spending choices.

The sales decrease of $134,724 or 1.65%, for the quarter ended November 26, 2005 as compared to the second quarter of the prior fiscal year resulted from the net impact of significant sales decreases at three of the Company's grocery stores (9.52%, 4.49% and 4.03%, respectively), partially offset by significant increases at two other stores (8.89% and 3.49%), while sales at the other three stores remained essentially flat or decreased only slightly. Management attributes fluctuations in sales noted for individual store locations to factors associated with local competition within each store's trade area and to certain geographic and traffic pattern conditions affecting individual stores, rather than to identifiable factors affecting multiple locations.

Gross Margin:
------------

The Company's gross margin percentage for the three months ended December 2, 2006 decreased by 0.69% as compared to the three months ended November 26 2005, from 24.22% to 23.53%. This decrease is attributable to the vegetable program and the other promotional activities discussed above, as well as to increased wholesale costs for certain items (principally certain private label merchandise) which we have not yet succeeded in passing on through adjustments to our retail prices.

The Company's gross margin percentage for the three months ended November 26, 2005 increased by 0.08% as compared to the three months ended November 27, 2004, from 24.14% to 24.22%. This was due to management's adjustments to the Company's overall pricing mix, including adjustments made to recapture the increase in our primary inventory supplier's wholesale markup that occurred during the quarter ended February 26, 2005. However the 24.22% gross margin for the November quarter decreased from 24.45% for the quarter ended August 27, 2005, due primarily to a fuel surcharge added to grocery purchases (excluding meat, produce and certain other items) by our principal supplier early in the November quarter.

Operating, General and Administrative Expenses:
----------------------------------------------

The Company's operating, general and administrative expenses are comprised mainly of personnel salary and related payroll costs, utilities and telephone expenses, rental payments for leased locations, insurance expense, advertising and promotion expense, general and office supplies expense, repairs and maintenance, depreciation expense, bank service charges and credit card fees, bad checks expense, professional fees, and other minor miscellaneous expenses. In accordance with EITF 02-16, advertising rebates received from suppliers are deducted from advertising expense within this category.

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the quarters ended December 2, 2006 and November 26, 2005:

                                             Second
                                             Quarter       % of Second    Second Quarter    % of Second
Expense Item                               2007 Amount   Qtr. 2007 Total    2006 Amount    Qtr. 2006 Total
------------                               ------------  ---------------  ---------------  ---------------

Payroll                                    $    985,019             49.4  $       951,665             47.6
Utilities & telephone expense                   177,844              8.9          173,622              8.7
Rent                                            160,779              8.1          155,776              7.8
Insurance                                       157,849              7.9          165,301              8.3
Advertising & promotion                         121,451              6.1          141,987              7.1
General & office supplies                        86,263              4.3           76,482              3.8
Repairs & maintenance                            89,827              4.5           91,990              4.6
Depreciation                                     37,616              1.9           69,523              3.5
Bank service charges and credit
card fees                                        42,359              2.1           38,665              1.9
Bad checks                                       35,428              1.8           33,897              1.7
Professional fees                                40,693              2.0           38,564              1.9
All other miscellaneous                          60,637              3.0           61,415              3.1
                                           ------------  ---------------  ---------------  ---------------
TOTAL                                      $  1,995,765            100.0  $     1,998,887            100.0
                                           ============  ===============  ===============  ===============

Overall, operating, general and administrative expenses decreased slightly, by $3,122 (or 0.16%), for the second quarter of fiscal 2007 as compared to the comparable period of fiscal 2006. Significant reductions in depreciation expense, advertising and promotion expense, and insurance helped to offset a significant increase in payroll and lesser increases in certain other expenses in this category. Payroll costs increased by $33,354 (or 3.50%) as compared to the same period last year due to an increase in the bonuses awarded or accrued during the quarter (principally to store-level management employees) of approximately $4,875 and increases in base salaries given to store personnel during the month of April 2006, as well as the addition of one employee to the Company's main office staff during the month of October 2005. While management strives to control payroll costs as much as possible (such as by using part-time employees where appropriate), it is also vital to our ability to compete with larger grocery retailers that we maintain adequate staffing levels and continue to provide certain customer services (such as grocery carry-out) that increase labor costs. General and office supplies expense increased by $9,781 (or 12.79%) compared to the corresponding quarter of last year, due to price increases for some of the routine supplies purchased by the Company (particularly certain petroleum-based packaging materials) as well as to routine fluctuations in the timing and volume of supply orders placed by each of our individual stores. Professional fees increased $2,129 (or 5.52%) due to additional work and delays in the filing of our annual report for fiscal 2006 occasioned by the theft loss that was discovered during the annual audit. We also experienced increases of $3,694 (or 9.55%) in bank service charges and credit card fees and $1,531 (or 4.52%) in bad checks expense during the current quarter as compared to the prior year period. As we have previously reported, the Company's practice of cashing payroll checks for customers at its grocery store locations contributes to ongoing increases in these expenses, but they also are attributable to increases in merchant fees paid by the Company as more customers elect to pay for grocery purchases with debit and credit cards. Management believes that the practice of cashing customers' checks, while posing risks for the Company (such as the theft loss that was experienced during the fourth quarter of fiscal 2006 and recent increases in bad checks expense), is also vital to our competitive strategy for maintaining customer traffic and growing sales in the face of the increased competition from larger grocery retailers that we have experienced in recent years. We have installed a check verification system to reduce bad checks expense and are investigating a possible upgrade to a more sophisticated system to further combat this problem. We are also continuously exploring other measures to improve our process for managing customer check cashing activities and reducing associated expenses while continuing to offer this service to our customers. While bad checks expense was still up for the quarter as compared to the same period last year, this relatively modest increase was a considerable improvement over the nearly 29% increase experienced during the first quarter of fiscal 2007 as compared to the prior year, reflecting improved supervision of the check cashing process by individual store managers as a result of recent efforts by the Company to improve training and employee education on this topic.

Significant decreases in these expenses during the quarter included a decrease of $31,907 (or 45.89%) in depreciation (reflecting a continued reduction in our purchases of new equipment as compared to prior years, as well as the fact that some of our older equipment is now fully depreciated), a decrease of $20,536 (or 14.46%) in advertising and promotion expense (reflecting the fact that we did not run certain programs that increased these expenses last year, but also offset by increases in the cost of the other promotions described above during the first two quarters of fiscal 2007), and a decrease of $7,452 (or 4.51%) in insurance expense (due mainly to timing issues involving premium payments and refunds for new and departing employees).

For the quarter ended November 26, 2005 operating, general and administrative expenses increased by $29,816 and represented 24.84% of sales versus 24.06% for the same period in the prior year. The primary components of this increase were increases in supplies expense ($50,233), professional fees ($18,967), utilities ($13,626), bad checks expense ($13,087), bank service charges and credit card fees ($12,482), repairs and maintenance ($16,644), and various other miscellaneous items (aggregating to $5,428), offset by decreases in store payroll ($39,322), commercial insurance ($12,831) and advertising and sales promotion ($48,498).

Interest and Other Income:
-------------------------

Other income (not including interest income) increased from $28,347 for the quarter ended November 26, 2005 to $35,032 for the current quarter, due principally to an increase in the amount the Company charges to cash checks without a grocery purchase and an increase in returned check fees collected by the Company, partially offset by a decrease in revenues related to Fed-Ex shipments and other items due to a corresponding decrease in the level of customer demand for these services during the current quarter. The components of other income for the quarters ended December 2, 2006 and November 26, 2005 were as follows:

                                                        THIRTEEN WEEKS ENDED
                                                -------------------------------------
     Description                                December 2, 2006   November 26, 2005
     -----------                                -----------------  ------------------
     Check cashing fees                         $          25,235  $           18,156
     Funds received for handling money orders               3,923               3,926
     Vendor's compensation from the States of
       Alabama and Georgia for collecting and
       remitting sales taxes on a timely basis              3,646               3,529
     Returned check fees                                    2,024                 125
     Revenue related to Fed-Ex shipments/other                204               2,611
                                                -----------------  ------------------
TOTAL                                           $          35,032  $           28,347
                                                =================  ==================

Interest income increased by $1,354, due principally to the higher interest rate applicable to the Company's bank certificate of deposit during the quarter as compared to the same period of the prior year.


SIX  MONTHS  ENDED  DECEMBER  2,  2006 COMPARED TO SIX MONTHS ENDED NOVEMBER 26,
--------------------------------------------------------------------------------
2005:
----

Sales:
-----

Sales for the six months ended December 2, 2006 increased $740,118 or 4.61% compared to the same quarter last year. Seven of our eight grocery stores experienced sales increases for the first six months of fiscal 2007 (ranging from 0.79% to 10.40%). The remaining location, where we had to replace certain store-level management employees in connection with the significant theft loss that was discovered during our annual audit, experienced a sales decline of 2.64% for the period. This location also continues to be adversely impacted by the fact that another tenant moved out of the shopping center where it is located during fiscal 2006, as well as by generally unfavorable traffic pattern conditions at that location. As discussed above, we believe these increases are attributable to the lower-priced vegetables program introduced during the first quarter, as well as to the closing of a competitor located between two of the Company's stores and the effects of high gas prices on consumers' spending choices.

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


Gross Margin:
------------

The Company's gross margin percentage for the six months ended December 2, 2006 decreased by 0.57% as compared to the six months ended November 26 2005, from 24.33% to 23.76%. As discussed above, this decrease is attributable to the vegetable program and the other promotional activities implemented during the first half of fiscal 2007, as well as to increased wholesale costs for certain items (principally certain private label merchandise) which we have not yet succeeded in passing on through adjustments to our retail prices.

The Company's gross margin percentage for the six months ended November 26, 2005 increased by 0.24% as compared to the six months ended November 27, 2004, from 24.09% to 24.33%. This increase was due to management's adjustments to the Company's overall pricing mix, including adjustments made to recapture the wholesale markup increase which our primary inventory supplier began charging during the quarter ended February 26, 2005. However, the overall gross margin for the first six months of fiscal 2006 was less than the 24.45% level achieved during the first quarter, due primarily to the supplier's implementation of a fuel surcharge early in the second quarter.


Operating, General and Administrative Expenses:
----------------------------------------------

The Company's operating, general and administrative expenses are comprised mainly of personnel salary and related payroll costs, utilities and telephone expenses, rental payments for leased locations, insurance expense, advertising and promotion expense, general and office supplies expense, repairs and maintenance, depreciation expense, bank service charges and credit card fees, bad checks expense, professional fees, and other minor miscellaneous expenses.

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the six month periods ended December 2, 2006 and November 26, 2005:

                                             2007 Six     % of 2007 Six    2006 Six     % of 2006 Six
Expense Item                               Month Amount    Month Total   Month Amount    Month Total
------------                               -------------  -------------  -------------  -------------

Payroll                                    $   1,987,400           49.6  $   1,911,551           48.2
Utilities & telephone expense                    351,361            8.8        328,873            8.3
Rent                                             320,234            8.0        310,929            7.8
Insurance                                        323,859            8.1        322,994            8.1
Advertising & promotion                          254,198            6.3        292,120            7.4
General & office supplies                        181,959            4.5        174,335            4.4
Repairs & maintenance                            176,123            4.4        180,627            4.6
Depreciation                                      75,162            1.9        135,688            3.4
Bank service charges and credit
card fees                                         82,888            2.1         71,706            1.8
Bad checks                                        79,301            2.0         68,013            1.7
Professional fees                                 59,290            1.5         67,218            1.7
All other miscellaneous                          111,785            2.8        104,622            2.6
                                           -------------  -------------  -------------  -------------
TOTAL                                      $   4,003,560          100.0  $   3,968,676          100.0
                                           =============  =============  =============  =============

Overall, operating, general and administrative expenses increased slightly, by $34,884 (or 0.88%), for the first six months of fiscal 2007 as compared to the comparable period of fiscal 2006. Significant reductions in depreciation expense, advertising and promotion expense, and professional fees helped to offset significant increases in payroll expense, bank service charges and credit card fees and bad checks expense, as well as lesser increases in certain other expenses in this category. Payroll costs increased by $75,849 (or 3.97%) as compared to the same period last year due to an increase in the bonuses awarded or accrued during the quarter (principally to store-level management employees) of approximately $11,376 and increases in base salaries given to store personnel during the month of April 2006, as well as the addition of one employee to the Company's main office staff during the month of October 2005. We experienced increases of $11,182 (or 15.59%) in bank service charges and credit card fees and $11,288 (or 16.60%) in bad checks expense during the six months ended December 2, 2006 as compared to the prior year period. As noted above, the Company's practice of cashing payroll checks for customers contributes to ongoing increases in these expenses, but they also are attributable to increases in merchant fees paid by the Company as more customers elect to pay for grocery purchases with debit and credit cards. The 16.6% increase in bad checks expense resulted from a 28.6% increase during the first quarter of fiscal 2007 as compared to the 4.52% increase experienced in the second quarter, reflecting improved supervision of the check cashing process by individual store managers as a result of recent efforts by the Company to improve training and employee education on this topic. Other significant increases in these expenses for the first six months of fiscal 2007 included an increase of $22,488 (or 6.84%) in utilities and telephone expense (largely due to increasing energy costs in recent periods which are beyond the Company's control), a $9,305 (or 2.99%) increase in rent (due to the recent renewal of a lease at one store location at a higher base rent as well as to higher percentage rents based on the sales increases noted above), an increase of $7,624 (or 4.37%) in general and office supplies expense (due to price increases for some of the routine supplies purchased by the Company (particularly certain petroleum-based packaging materials) as well as to routine fluctuations in the timing and volume of supply orders placed by each of our individual stores), and an increase of $7,163 (or 6.85%) in the "all other miscellaneous" component (composed primarily of a $5,735 increase in vehicle expenses due to increased vehicle usage as well as increased maintenance as we have stretched our historical vehicle replacement schedules in order to reduce capital spending).

Significant decreases in these expenses during the first six months of fiscal 2007 included a decrease of $60,526 (or 44.61%) in depreciation (reflecting a continued reduction in our purchases of new equipment as compared to prior years, as well as the fact that some of our older equipment is now fully depreciated), a decrease of $37,922 (or 12.98%) in advertising and promotion expense (reflecting the fact that we did not run certain programs that increased these expenses last year, but also offset by increases in the cost of the other promotions described above during the first half of fiscal 2007), and a decrease of $7,928 (or 11.79%) in professional fees (due principally to discontinuing the services of an outside security firm that was contracted for one location during the corresponding period of last year).

For the six months ended November 26, 2005, operating, general and administrative expenses decreased by $63,814, to 24.74% of sales as compared to 24.88% for the prior year period. This decrease was primarily due to decreases in store payroll ($72,304), commercial insurance ($19,617), advertising and sales promotion ($43,716), and miscellaneous expense ($12,026). These decreases were partially offset by increases in expenses for supplies ($16,473), group insurance ($19,617), bank service charges and credit card fees ($21,510) and bad checks expense ($25,263).

Interest and Other Income:
-------------------------

Other income (not including interest income) increased from $49,923 for the six months ended November 26, 2005 to $61,382 for the six months ended December 2, 2006, due principally to an increase in the amount the Company charges to cash checks without a grocery purchase and an increase in returned check fees collected by the Company, partially offset by a decrease in revenues related to Fed-Ex shipments and other items due primarily to variations in the volume of the associated activity or service provided by the Company during the six month period. The components of other income for the six months ended December 2, 2006 and November 26, 2005 were as follows:

                                                       TWENTY-SIX WEEKS ENDED
                                                -------------------------------------
     Description                                December 2, 2006   November 26, 2005
     -----------                                -----------------  ------------------

     Check cashing fees                         $          42,755  $           33,140
     Funds received for handling money orders               6,824               4,944
     Vendor's compensation from the States of
       Alabama and Georgia for collecting and
       remitting sales taxes on a timely basis              6,856               7,080
     Returned check fees                                    2,580                 415
     Revenue related to Fed-Ex shipments/other              2,367               4,344
                                                -----------------  ------------------
     TOTAL                                      $          61,382  $           49,923
                                                =================  ==================

Interest income increased by $2,382 for the first six months of fiscal 2007 as compared to the prior year period, due principally to the higher interest rate applicable to the Company's bank certificate of deposit as compared to the prior year.

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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the six months ended December 2, 2006 or November 26, 2005, as a result of continued net operating losses and the related full valuation of the Company's net deferred tax assets.


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

                               FINANCIAL CONDITION
                               -------------------

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Changes in the Company's liquidity and capital resources during the periods presented resulted primarily from the following:

During the twenty-six weeks ending December 2, 2006, the Company generated $9,438 in cash flow from operating activities, primarily due to the effects of a $90,048 increase in accounts payable, net income of $23,578, depreciation (which is a non-cash expense) of $75,743 and an increase of $20,223 in other liabilities, offset by increases of $45,597 in accounts receivable (largely attributable to increases in advertising and volume-based rebates from vendors as compared to prior periods), $68,818 in inventories (due to seasonal requirements, as discussed below) and $63,345 in prepaid expense (largely due to timing differences in payments for insurance premiums and prepaid maintenance contracts on our cash registers and scanning equipment) and a decrease of $22,394 in sales tax payable (due largely to the timing of state sales tax payments in relation to quarterly sales levels). Total accounts receivable of $215,913 at December 2, 2006 still included $24,000 of anticipated insurance recoveries not yet received which are related to the theft loss discovered during our fiscal 2006 year-end audit. We generated only $199 in cash flow from investing activities during this six month period (consisting of a $10,739 reduction in the balance of our certificate of deposit offset by $10,540 used to fund purchases of property and equipment (consisting of additional store shelving purchased for our seventh and eighth grocery store locations as well as the replacement of the front door at one grocery store and purchase of a new dumpster for waste disposal at another store location). We reduced the Company's long-term debt by $41,007 and its short-term debt by $13,410 and redeemed $7,769 in common stock. Overall the Company decreased its cash and cash equivalents in the amount of $52,549 during the six month period. While capital spending only amounted to $10,540 during the twenty-six weeks ended December 2, 2006, it is anticipated that at least one vehicle will be replaced during the next fiscal quarter.

During the twenty-six weeks ending November 26, 2005, the Company decreased its cash and cash equivalents in the amount of $34,494, increased its draws under its line of credit with Northwest Georgia Bank by $100,000, bringing the outstanding line balance to the full $500,000 available to the borrowed, and incurred additional long-term debt in the amount of $22,212 in connection with the purchase of a new vehicle. We paid down the Company's existing long-term debt by approximately $118,000 during this twenty-six week period, increased our certificate of deposit by approximately $3,800 and made principal payments on short-term notes in the amount of $3,000. The impact on the Company's liquidity of the year to date net loss of $37,143 for the first six months of fiscal 2006 was lessened somewhat by the fact that the year to date results included $141,276 in non-cash depreciation and amortization charges, which have no impact on the Company's cash flow. Purchases of property and equipment approximated $53,700 for the twenty-six weeks ended November 26, 2005, including replacement of two vehicles financed through payment of $23,265 in cash and manufacturer financing in the amount of $22,212 on one of the vehicles, plus the trade-in value received for the two older vehicles replaced. Subsequent to the end of the quarter, we completed the early payoff of the note incurred to finance the addition of our seventh grocery store, which was due to mature in April 2006.

The ratio of current assets to current liabilities was 1.66 to 1 at the end of the latest quarter, December 2, 2006 compared to 1.74 to 1 on November 26, 2005 and 1.66 to 1 at the end of the fiscal year ended on June 3, 2006. Cash, cash equivalents and the certificate of deposit constituted 18.42% of the total current assets at December 2, 2006, as compared to 18.59% of the total current assets at November 26, 2006 and 21.17% at June 3, 2006. As the Company has experienced continued operating losses in recent years, we have been forced to rely more extensively on managing other elements of the Company's overall working capital structure (such as the increases in accounts payable noted above), as well as on additional borrowings under the line of credit, to fund ongoing operations. During the last two years, management also has limited additional capital spending and has been attempting to control costs in other areas to moderate the effects of these developments on the Company's overall liquidity by reducing the Company's working capital requirements.

In general, management also has been working to reduce the Company's inventory levels as an additional means of providing working capital. However, inventories at December 2, 2006 increased by $68,818 over the inventory at year-end June 3, 2006, due to seasonal requirements for increased inventory to meet customer demand during the holiday periods in November and December.

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

Short-term borrowings as of specific dates are presented below:

                              December 2,   June 3,   November 26,
                                  2006        2006        2005
                              ------------  --------  -------------
Michael and Diana Richardson  $     12,325  $ 11,840  $      12,190
Matthew Richardson                   1,400    15,291         20,054
Line of Credit                     499,996   500,000        500,000
                              ------------  --------  -------------
TOTAL                         $    513,721  $527,131  $     532,244
                              ============  ========  =============

During the first six months of fiscal 2007, we reduced the Company's borrowings from related parties by a net amount of $13,406 (reflecting payments of $14,000 net of $594 in additional interest accrued) and reduced the outstanding balance under the line of credit by a net amount of $4 (reflecting payments of $4 in principal and $20,504 in interest).

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

LONG-TERM DEBT:
--------------

At December 2, 2006, long-term debt consisted of a note payable to Northwest Georgia Bank of $162,934 incurred in December 2003 to finance the addition of the Company's eighth grocery store. In addition, one vehicle has been purchased and financed through Ford Motor Credit, with a balance due at December 2, 2006 of $18,676. Long-term debt as of specific dates is presented below:

                                                December 2,   June 3,   November 26,
                                                    2006        2006        2005
                                                ------------  --------  -------------
     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $6,781 monthly
     plus interest at prime with 6% floor
     through December 2008.                     $    162,934  $196,020  $     228,722

     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $11,381 monthly
     plus interest at the prime rate
     through September 2006.                              --     5,941         72,584

     Note payable, Bank, secured by
     all inventory, machinery and
     equipment, due $3,576 monthly
     plus interest at the prime rate plus 1.5%
     through April, 2006.                                 --        --          6,941

     Vehicle loans; collateralized by
     automobiles due $433 monthly
     through December 2010.                           18,676    20,656         22,212
                                                ------------  --------  -------------
                                                $    181,610  $222,617  $     330,459
     Less current maturities                          74,712    78,120        150,615
                                                ------------  --------  -------------
                                                $    106,898  $144,497  $     179,844
                                                ============  ========  =============

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to December 2, 2006:

          Twelve Months
          Ending November       Amount
          ---------------       -------
                2007            $74,712
                2008             81,025
                2009             20,458
                2010              5,000
                2011                415

During the quarter ended December 2, 2006 retained earnings increased as a result of the Company's net income for the quarter.


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

The Company had no significant off-balance sheet arrangements as of December 2, 2006.


RELATED PARTY TRANSACTIONS:
--------------------------

Except as discussed under "Liquidity and Capital Resources," there were no material related party transactions during the twenty-six week period ended December 2, 2006.


FORWARD - LOOKING STATEMENTS:
----------------------------

Information provided by the Company, including written or oral statements made by its representatives, may contain "forward looking information" as defined in
Section 21E of the Securities Exchange Act of 1934, as amended. All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, the effects of future competition, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements, include the following (in addition to those matters discussed in the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 3, 2006): changes in the general economy or in the Company's primary markets, the effects of ongoing price competition from competitors with greater financial resources than those of the Company, changes in consumer spending, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company's vendors, and other issues and uncertainties detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. The Company does not maintain any interest rate hedging arrangements. Based on the Company's outstanding indebtedness at December 2, 2006 (and annualized to represent a full twelve months of results), a one percent (1.0%) increase in the prime interest rate would increase interest expense applicable to our variable rate debt (and decrease our net income) by approximately $6,800 annually. Conversely, a one percent (1.0%) decrease in the prime interest rate would decrease interest expense applicable to our variable rate debt (and increase our net income) by approximately $6,800 annually. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.


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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Issuer Repurchases:
        ------------------

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:

                                   Average        Total Number of      Maximum Number of
                Total Number        Price        Shares Purchased as  Shares that May Yet
                  of Shares        Paid per      Part of a Publicly      Be Purchased
Period          Purchased (1)       Share          Announced Plan       Under the Plan
------          -------------  ----------------  -------------------  -------------------
September 3 -
Sept. 30, 2006          3,300  $           1.00                   --                   --
October 1,  -
Oct. 28, 2006           2,257              1.00                   --                   --
October 29,  -
Dec. 2, 2006            1,320              1.00                   --                   --
                -------------  ----------------  -------------------  -------------------
TOTAL                   6,877  $           1.00                   --                   --
                =============  ================  ===================  ===================

(1) Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on October 19, 2006, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 2007. Proxies were solicited by management in favor of seven nominees, with no solicitation in opposition to management's nominees. All of such nominees were elected, with the number of votes cast for, against, or withheld as well as the number of broker non votes as to each nominee having been as follows:

                        TOTAL    VOTES   VOTES
                        SHARES   CAST     CAST     VOTES     BROKER
NOMINEE                 VOTED     FOR    AGAINST  WITHHELD  NON-VOTES
---------------------  -------  -------  -------  --------  ---------

Michael A. Richardson  575,456  573,036    2,420      0         0
Paul R. Cook           575,456  575,236      220      0         0
Virgil E. Bishop       575,456  575,192      264      0         0
Thomas L. Richardson   575,456  573,036    2,420      0         0
Andrew V. Douglas      575,456  575,236      220      0         0
Danny R. Skates        575,456  575,236      220      0         0

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


                                        AMERICAN CONSUMERS, INC.
                                        (Registrant)


Date:    January 10, 2007               /s/ Michael A. Richardson
       --------------------             ------------------------------
                                        Michael A. Richardson
                                        CHAIRMAN OF THE BOARD AND
                                        CHIEF EXECUTIVE OFFICER
                                        (Principal Executive Officer)

Date:    January 10, 2007               /s/ Paul R. Cook
       --------------------             ------------------------------
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