Form 10-Q
period 2007-03-03
AMERICAN CONSUMERS INC
filed 2007-04-16
CIK 4811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 3, 2007
OR

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
       (State or other jurisdiction of              (I.R.S. Employer
        Incorporation or organization)           Identification Number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                       Outstanding at April 12, 2007
           COMMON STOCK - $ .10 PAR VALUE                  786,306
      NON VOTING COMMON STOCK - $ .10 PAR VALUE              ----

ITEM 1.   FINANCIAL STATEMENTS

                                       FINANCIAL INFORMATION
                                      AMERICAN CONSUMERS, INC.
                        CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                            (UNAUDITED)

                                            THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                        ----------------------------  -----------------------------
                                          March 3,     February 25,     March 3,      February 25,
                                            2007           2006           2007            2006
                                        ------------  --------------  -------------  --------------
NET SALES                               $ 8,446,070   $   8,176,572   $ 25,229,048   $  24,219,432
COST OF GOODS SOLD                        6,408,085       6,201,916     19,203,476      18,340,989
                                        ------------  --------------  -------------  --------------
Gross Margin                              2,037,985       1,974,656      6,025,572       5,878,443

OPERATING, GENERAL AND
ADMINISTRATIVE EXPENSES                   2,006,513       2,032,786      6,010,073       6,001,462
                                        ------------  --------------  -------------  --------------

Operating Income (Loss)                      31,472         (58,130)        15,499        (123,019)

OTHER INCOME (EXPENSE)
  Interest income                             4,080           2,759         11,738           8,035
  Other income                               31,277          24,648         93,143          74,571
  Loss on disposition of property and
    equipment                                     -          (3,950)          (484)         (3,950)
  Interest expense                          (14,531)        (15,414)       (44,020)        (42,867)
                                        ------------  --------------  -------------  --------------
Income (Loss) Before Income Taxes            52,298         (50,087)        75,876         (87,230)
INCOME TAXES                                      -               -              -               -
                                        ------------  --------------  -------------  --------------

NET INCOME (LOSS)                            52,298         (50,087)        75,876         (87,230)

RETAINED EARNINGS:
  Beginning                                 798,680         906,076        775,615         943,462

  Redemption of common stock                   (128)           (173)          (641)           (416)
                                        ------------  --------------  -------------  --------------

  Ending                                $   850,850   $     855,816   $    850,850   $     855,816
                                        ============  ==============  =============  ==============

PER SHARE:
  Net Income (loss)                     $     0.066   $      (0.063)  $      0.096   $      (0.109)
                                        ============  ==============  =============  ==============
  Cash dividends                        $         -   $           -   $          -   $           -
                                        ============  ==============  =============  ==============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                     790,842         800,879        791,920         801,456
                                        ============  ==============  =============  ==============

                          See Notes to Financial Statements

                                  FINANCIAL INFORMATION
                                 AMERICAN CONSUMERS, INC.
                                 CONDENSED BALANCE SHEETS

                                                                 March 3,      June 3,
                                                                   2007          2006
                                                               ------------  ------------
                                                               (Unaudited)
                                     --A S S E T S--
CURRENT ASSETS
  Cash and short-term investments                              $   330,748   $   334,654
  Certificate of deposit                                           308,123       314,773
  Accounts receivable                                              164,207       170,316
  Inventories                                                    2,105,310     2,124,431
  Prepaid expenses                                                 182,841       123,545
                                                               ------------  ------------
Total current assets                                             3,091,229     3,067,719
                                                               ------------  ------------
PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                           300,800       295,057
  Furniture, fixtures and equipment                              3,298,810     3,300,542
                                                               ------------  ------------
                                                                 3,599,610     3,595,599
  Less accumulated depreciation                                 (3,238,420)   (3,151,622)
                                                               ------------  ------------
                                                                   361,190       443,977
                                                               ------------  ------------
TOTAL ASSETS                                                   $ 3,452,419   $ 3,511,696
                                                               ============  ============

                         --LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
  Accounts payable                                             $   788,921   $   867,663
  Short-term borrowings                                            514,001       527,131
  Current maturities of long-term debt                              81,770        78,120
  Accrued sales tax                                                134,114       156,442
  Other                                                            248,851       217,981
                                                               ------------  ------------
Total current liabilities                                        1,767,657     1,847,337
                                                               ------------  ------------
LONG-TERM DEBT                                                      98,742       144,497
                                                               ------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                             -             -
  Nonvoting common stock - authorized 5,000,000
    shares-$.10 par value; no shares issued                              -             -
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 787,187 and 796,906 respectively       78,719        79,691
  Additional paid-in capital                                       656,451       664,556
  Retained earnings                                                850,850       775,615
                                                               ------------  ------------
Total Stockholders' Equity                                       1,586,020     1,519,862
                                                               ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 3,452,419   $ 3,511,696
                                                               ============  ============

                        See Notes to Financial Statements

                                 FINANCIAL INFORMATION
                               AMERICAN CONSUMERS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                            THIRTY-NINE WEEKS ENDED
                                                         -----------------------------
                                                           March 3,      February 25,
                                                             2007            2006
                                                         -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                        $     75,876   $     (87,230)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                             114,173         210,012
    Loss on disposition of property and equipment                 484           3,950
    Change in operating assets and liabilities:
      Accounts receivable                                       6,109         (13,211)
      Inventories                                              19,121          88,996
      Prepaid expenses                                        (59,296)        (16,524)
      Accounts payable                                        (78,742)         27,302
      Accrued sales tax                                       (22,328)         (8,165)
      Other accrued liabilities                                30,870          18,851
                                                         -------------  --------------
Net cash provided by operating activities                      86,267         223,981
                                                         -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (Increase) in certificate of deposit                 6,650          (6,503)
  Purchase of property and equipment                          (31,869)       (105,463)
                                                         -------------  --------------
Net cash used in investing activities                         (25,219)       (111,966)
                                                         -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings            (13,130)         98,696
  Proceeds from long-term borrowings                           17,426          22,212
  Principal payments on long-term debt                        (59,531)       (174,785)
  Redemption of common stock                                   (9,719)         (6,310)
                                                         -------------  --------------
    Net cash used in financing activities                     (64,954)        (60,187)
                                                         -------------  --------------
Net increase (decrease) in cash                                (3,906)         51,828
Cash and cash equivalents at beginning of period              334,654         298,759
                                                         -------------  --------------
Cash and cash equivalents at end of period               $    330,748   $     350,587
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

     The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Corporation's 2006 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. Additionally, certain amounts in the fiscal year 2006 financial statements have been reclassified to conform to the fiscal year 2007 presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)  Commitments  and  Contingencies.

     Capital expenditures for equipment replacements in the ordinary course during fiscal 2007 are estimated to be $30,000 or less, which we expect to be funded from operating cash flows. Additionally, we expect to replace anywhere from one to three vehicles during fiscal 2007 at an estimated cost of approximately $25,000 per vehicle, which we expect to fund through either bank or manufacturer financing, whichever option will provide the Company with the most favorable terms. At the end of the third quarter, one vehicle had been replaced at a cost of $17,426 and financed through a 36-month note with a local financial institution at 5.25%. Finally, while management is attempting to postpone future upgrades of our existing cash registers and scanning equipment beyond fiscal 2007, pending changes that will add an additional digit to bar codes on the inventory that we carry will likely require such upgrades within the next year or within five fiscal years and, additionally, some of this equipment is subject to being replaced due to lack of availability of parts and wear. We cannot reliably estimate the cost of any such upgrades at the present time, but we will attempt to manage the number of units purchased and the timing of such purchases in a manner that both contains the Company's overall costs and allows us to finance these purchases on the most favorable terms that we are able to obtain. As of March 3, 2007, capital expenditures for the fiscal year to date totaled $14,443 in addition to the vehicle mentioned above.

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

                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                     CONDITION AND RESULTS OF OPERATIONS
                                            RESULTS OF OPERATIONS


                                                      THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                  ----------------------------  -----------------------------
                                                    March 3,     February 25,     March 3,      February 25,
                                                      2007           2006           2007            2006
                                                  ------------  --------------  -------------  --------------
Sales                                             $ 8,446,070   $   8,176,572   $ 25,229,048   $  24,219,432
% Sales Increase                                         3.30%           3.45%          4.17%            .45%
Gross Margin %                                          24.13%          24.15%         23.88%          24.27%
Operating, General and Administrative Expenses:
  Amount                                          $ 2,006,513   $   2,032,786   $  6,010,073   $   6,001,462
  % of Sales                                            23.76%          24.86%         23.82%          24.78%
Net Income (Loss)                                 $    52,298   $     (50,087)  $     75,876   $     (87,230)

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

The current thirteen weeks (quarter) ended March 3, 2007 resulted in a net income in the amount of $52,298. During this current period sales increased 3.30% over the same period last year. This increase was somewhat less than the increase of 4.61% experienced during the first two quarters of this fiscal year, due to adjustments to our retail prices implemented during the quarter to recover certain prior increases in our wholesale costs (principally for certain private label merchandise), resulting in a year to date sales increase of 4.17%. During the first quarter of this fiscal year we began a program to introduce low priced vegetables to compete with other stores in our trade area who offer this option to their customers. While management believes that this program was a significant factor contributing to the increase in sales the increase was also influenced by the closing of a competitor located between two of the Company's stores during the last quarter of the Company's fiscal 2006. We also believe that prevailing high gasoline prices during the first three quarters of the current year contributed to the increase as customers chose to purchase more groceries for home meal preparation to reduce their spending at restaurants and to patronize grocery stores located closer to their homes.

During the most recent quarter ended March 3, 2007, management has been able to increase the gross margin to approximately the same level as the same quarter last year. The 0.60% increase in gross margin from the 23.53% level achieved in second quarter ended December 2, 2006 amounts to approximately $51,000 of the third quarter net income of $52,298. For the first nine months of fiscal 2007, however, the gross margin was 23.88%, as compared to 24.78% for the first nine months of the prior year and 24.18% for all of fiscal year 2006. This reduction reflects the impact of our introduction of the lower-priced vegetables this year, as well as periodic meat sales and other weekly advertised specials run to stimulate sales, and the fact that we did not fully succeed until the third fiscal quarter in adjusting our retail prices to recover increases in our wholesale costs for certain items (principally certain private label merchandise) which occurred earlier in the year.

Management actively monitors both the gross margin and the Company's retail pricing structure in an attempt to maximize profitability. Management began working on the Company's gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002. While occasional improvements in gross profit have been seen in recent periods, such as the 0.29% increase we achieved for fiscal 2006 versus 2005, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company's ability to pass through price increases experienced at the wholesale level. Accordingly, while management attempts to offset increases in its costs (such as our recent successes in recovering our principal supplier's wholesale price increase during 2005 and a fuel surcharge added by the supplier during the second quarter of fiscal 2006), further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company's gross margin is possible. While the increase in sales more than offset the impact on profitability of the 0.39% reduction in gross margin experienced for the nine months ended March 3, 2007 as compared to the first nine months of fiscal 2006, the gross margin reduction experienced as a result of pricing adjustments to increase sales during the period provides further evidence of this trend.

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

Management has been working to reduce operating, general and administrative expenses. As indicated by the table above, however, many of these expenses are relatively fixed and their absolute dollar level has remained fairly consistent for the periods presented (decreasing by $26,273, or 1.3%, for the quarter and increasing by $8,611, or 0.14%, for the thirty-nine weeks ended March 3, 2007 when compared to the same periods a year ago). This magnifies the effect of both increases and decreases in sales on the Company's operating profit or loss, as well as on our bottom line results. For instance, the sales increase of 3.30% experienced for the current quarter contributed to reducing operating, general and administrative expenses as a percent of sales by 1.10% but improved the Company's operating profitability from an operating loss of $58,130 for the third quarter of fiscal 2006 to operating income of $31,472 for the current quarter. Similarly, the sales increase of 4.17% experienced for the thirty-nine weeks ended March 3, 2007 contributed to a reduction in operating, general and administrative expenses as a percent of sales of 0.96%, but improved the Company's operating profitability from an operating loss of $123,019 for the comparable period of last year to operating income of $15,499 for the first nine months of fiscal 2007. Together with increases in other income items discussed in more detail below, this increase allowed the Company to move from a net loss of $87,230 for the first nine months of fiscal 2006 to net income of $75,876 for the first nine months of the current fiscal year. Of course, the same principle will apply to any future decreases in sales due to the effects of ongoing competition, meaning that such decreases would tend to intensify the Company's losses by a much greater proportion than the resulting increases in the ratio of operating, general and administrative expenses to sales.

Interest expense remained fairly consistent between the periods presented, as reductions in the Company's outstanding long-term debt helped to offset most of the impact of rising interest rates on our remaining variable rate debt balances. Rising interest rates did increase our interest income, however, which made a small contribution to the increase in our overall profitability for both the third quarter and first nine months of fiscal 2007.

THREE  MONTHS  ENDED  MARCH  3, 2007 COMPARED TO THREE MONTHS ENDED FEBRUARY 25,
--------------------------------------------------------------------------------
2006:
----

Sales:
-----

Sales for the three months ended March 3, 2007, increased $269,498 or 3.30%, compared to the same quarter last year. Five of our eight grocery stores experienced sales increases for the quarter (ranging from 2.06% to 9.44%). The remaining locations experienced decreases (ranging from .05% to 2.50%), which management attributes to differences in the level of promotional activity during the current quarter as compared to the prior year period (including the fact that the Company ran a Super Bowl week promotion during 2006 that was not repeated this year) as well as to ongoing issues at one location which continues to be adversely impacted by the fact that another tenant moved out of the shopping center where it is located during fiscal 2006, as well as by generally unfavorable traffic pattern conditions at that location. Although the increase of 3.30% was slightly less than the 3.45% experienced during the same quarter last year, we have still achieved a healthy sales increase of 4.17% for the thirty-nine week period ended March 3, 2007. As discussed above, we believe these increases are attributable to the lower-priced vegetables program introduced during the first quarter, as well as to the closing of a competitor located between two of the Company's stores and the effects of high gas prices on consumers' spending choices.

Gross  Margin:
-------------

In absolute terms, the Company's gross margin increased by $63,329, or 3.21%, for the current quarter as compared to the same period of the prior year. The gross margin percentage of 24.13% for the three months ended March 3, 2007 is essentially unchanged from a year ago, when the gross margin percentage for the third quarter stood at 24.15%, while the year to date gross margin percentage of 23.88% is 0.39% lower than the gross margin for the thirty-nine weeks ended February 25, 2006. The decrease in the year to date gross margin is attributable to the vegetable program and other promotional activities discussed above, as well as to increased wholesale costs for certain items (principally certain private label merchandise) which we did not succeed in passing on through adjustments to our retail prices until the most recent quarter (which accounted for the improvement in the gross margin for the latest quarter).

Operating,  General  and  Administrative  Expenses:
--------------------------------------------------

The Company's operating, general and administrative expenses are comprised mainly of personnel salary and related costs, utilities and telephone expenses, rental payments for leased locations, insurance expense, advertising and promotion expense, general and office supplies expense, repairs and maintenance, depreciation expense, bank service charges and credit card fees, bad checks expense, professional fees, and other minor miscellaneous expenses. In accordance with EITF 02-16, advertising rebates received from suppliers are deducted from advertising expense within this category.

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the quarters ended March 3, 2007 and February 25, 2006:

                                              Third
                                             Quarter       % of Third     Third Quarter     % of Third
Expense Item                               2007 Amount   Qtr. 2007 Total   2006 Amount    Qtr. 2006 Total
-----------------------------------------  ------------  ---------------  --------------  ---------------
Payroll                                    $  1,009,376             50.3  $      976,371             48.0
Utilities & telephone expense                   180,328              9.0         203,469             10.0
Rent                                            160,984              8.0         157,643              7.8
Insurance                                       138,344              6.9         148,462              7.3
Advertising & promotion                         140,741              7.0         152,037              7.5
General & office supplies                        93,302              4.7          92,196              4.5
Repairs & maintenance                            93,393              4.7          85,671              4.2
Depreciation                                     39,011              1.9          69,956              3.4
Bank service charges and credit card fees        34,109              1.7          44,174              2.2
Bad checks                                       20,103              1.0          15,975              0.8
Professional fees                                28,078              1.4          27,799              1.4
All other miscellaneous                          68,744              3.4          59,033              2.9
                                           ------------  ---------------  --------------  ---------------
TOTAL                                      $  2,006,513            100.0  $    2,032,786            100.0
                                           ============  ===============  ==============  ===============

Operating, general and administrative expenses decreased slightly, by $26,273 (or 1.29%), for the third quarter of fiscal 2007 as compared to the comparable period of fiscal 2006. Significant reductions in depreciation expense, advertising and promotion expense, utilities and telephone expense, bank service charges and credit card fees, and insurance helped to offset a significant increase in payroll and lesser increases in certain other expenses in this category. Payroll costs increased by $33,005 (or 3.38%) as compared to the same period last year, primarily due to an increase in the bonuses awarded or accrued during the quarter to store-level employees in the amount of $4,906 and to officers and supervisors in the amount of $12,873. No bonus was accrued to officers and supervisors in 2006 because of the loss sustained for the quarter and year to date ended February 25, 2006. The bonus accrued this year will not be paid until the end of the fiscal year 2007. The remainder of the increase is due to increases in base salaries given to store personnel during the month of April 2006 as well as ongoing increases given to hourly store personnel. While management strives to control payroll costs as much as possible (such as by using part-time employees where appropriate), it is also vital to our ability to compete with larger grocery retailers that we maintain adequate staffing levels and continue to provide certain customer services (such as grocery carry-out) that increase labor costs.

We also experienced an increase of $4,128 (or 25.84%) in bad checks expense during the current quarter as compared to the prior year period. The Company's practice of cashing payroll checks for customers at its grocery store locations contributes to ongoing increases in these expenses. Management believes that the practice of cashing customers' checks, while posing risks for the Company is also vital to our competitive strategy for maintaining customer traffic and growing sales in the face of the increased competition from larger grocery retailers that we have experienced in recent years. While bad checks expense increased as compared to the third quarter of last year, the dollar amount of bad checks being written off has decreased for each quarter of fiscal 2007 (declining to $20,103 for the third quarter as compared to $35,428 during the second quarter and $43,873 for the first quarter). These significant decreases reflect improved supervision of the check cashing process by individual store managers as a result of recent efforts by the Company to improve training and employee education on this topic.

Other increases in these expenses during the third quarter included an increase of $7,722 (or 9.01%) as compared to the prior year period in repairs and maintenance (related to the overall aging of the Company's equipment); an increase of $3,341 (or 2.12%) as compared to the prior year period in rent (due to the recent renewal of a lease at one store location at a higher base rent as well as to higher percentage rents based on the sales increases noted above); and $9,711 (or 16.45%) as compared to the prior year period in the "all other miscellaneous" component of these expenses, composed primarily of a $5,554 increase in vehicle expense (due to rising fuel costs and increased vehicle usage, as well as increased maintenance as we have stretched our historical vehicle replacement schedules in order to reduce capital spending) and $3,894 in taxes and licenses expense (due to increases in personal property taxes attributable to some of our recent store equipment upgrades, as well as to increases in state gross receipts taxes attributable to increased sales levels versus the prior year).

Significant decreases in these expenses during the third quarter of fiscal 2007 included a decrease of $30,945 (or 44.23%) in depreciation (reflecting a continued reduction in our purchases of new equipment as compared to prior years, as well as the fact that some of our older equipment is now fully depreciated); a decrease of $23,141 (or 11.37%) in utilities and telephone expense (due to timing differences between periods in fuel purchases and utility billing cycles); a decrease of $10,065 (or 22.78%) in bank service charges and credit card fees (due to managements efforts to improve the efficiency of the Company's cash management practices during the third quarter); a decrease of $11,296 (or 7.43%) in advertising and promotion expense (reflecting the fact that we did not run certain programs that increased these expenses last year, but also offset by increases in the cost of the other promotions described above during fiscal 2007); and a decrease of $10,118 (or 6.82%) in insurance expense (due to timing issues involving premium payments and refunds for new and departing employees, as well as to changes in the overall number of employees currently electing coverage under the Company's group insurance).

Interest  and  Other  Income:
----------------------------

Other income (not including interest income) increased from $24,648 for the quarter ended February 25, 2006 to $31,277 for the quarter ended March 3, 2007, due principally to an increase in fees charged to cash checks without a grocery purchase and an increase in returned check fees collected by the Company, partially offset by a decrease in revenues related to Fed-Ex shipments and money orders due to a corresponding decrease in the level of customer demand for these services for the current quarter. The components of other income for the quarters ended March 3, 2007 and February 25, 2006 were as follows:

                                                  THIRTEEN WEEKS ENDED
                                            ----------------------------------
Description                                 March 3, 2007   February 25, 2006
------------------------------------------  --------------  ------------------
Check cashing fees                          $       24,675  $           17,256
Funds received for handling money orders               757               1,341
Vendor's compensation from the States of
  Alabama and Georgia for collecting and
  remitting sales taxes on a timely basis            3,680               3,583
Returned check fees                                    369                 130
Revenue related to Fed-Ex shipments/other            1,796               2,338
                                            --------------  ------------------
TOTAL                                       $       31,277  $           24,648
                                            ==============  ==================

Interest income increased by $1,321, or 47.9%, due to the higher interest rate applicable to the Company's bank certificate of deposit during the quarter as compared to the same period of the prior year.

NINE MONTHS ENDED MARCH 3, 2007 COMPARED TO NINE MONTHS ENDED FEBRUARY 25, 2006:
-------------------------------------------------------------------------------

Sales:
-----

Sales for the nine months ended March 3, 2007 increased $1,009,616, or 4.17%, over the nine months ended February 25, 2006. We experienced sales increases at seven of the Company's eight grocery stores (ranging from .48% to 10.02%). As discussed above, we believe these increases are attributable to the lower-priced vegetables program introduced during the first quarter, as well as to the closing of a competitor located between two of the Company's stores and the effects of high gas prices on consumers' spending choices. The remaining location, where we had to replace certain store-level management employees in connection with the significant theft loss that was discovered during our annual audit, experienced a sales decline of 2.37% for the period. This also is the store which continues to be adversely impacted by the fact that another tenant moved out of the shopping center where it is located during fiscal 2006, as well as by generally unfavorable traffic pattern conditions at that location.

Gross  Margin:
-------------

In absolute terms, the Company's gross margin increased by $147,129, or 2.5%, for the current quarter as compared to the same period of the prior year. The gross margin percentage for the nine months ended March 3, 2007 was down, however, by 0.39% as compared to the nine month period ended February 25, 2006. As discussed above, this decrease is attributable to the vegetable program and the other promotional activities implemented during the first half of fiscal 2007, as well as increased wholesale costs for certain items (principally certain private label merchandise) which we finally succeeded in passing on through adjustments to our retail prices during the third quarter just ended. The overall increase in sales that resulted from these changes in our product and pricing mix served to more than offset the impact of the small reduction in gross margin percentage on the Company's overall profitability for the period.

Operating,  General  and  Administrative  Expenses:
--------------------------------------------------

The Company's operating, general and administrative expenses are comprised mainly of personnel salary and related costs, utilities and telephone expenses, rental payments for leased locations, insurance expense, advertising and promotion expense, general and office supplies expense, repairs and maintenance, depreciation expense, bank service charges and credit card fees, bad checks expense, professional fees, and other minor miscellaneous expenses.

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the nine months ended March 3, 2007 and February 25, 2006:

                                  Nine Month   % of 2007 Nine   Nine Month   % of 2006 Nine
Expense Item                     2007 Amount    Month Total    2006 Amount    Month Total
-------------------------------  ------------  --------------  ------------  --------------
Payroll                          $  2,996,776            49.9  $  2,887,923            48.1
Utilities & telephone expense         531,688             8.8       532,342             8.9
Rent                                  482,483             8.0       469,643             7.8
Insurance                             462,203             7.7       471,457             7.9
Advertising & promotion               394,939             6.6       444,158             7.4
General & office supplies             275,260             4.6       266,531             4.5
Repairs & maintenance                 269,516             4.5       266,298             4.4
Depreciation                          114,173             1.9       210,012             3.5
Bank service charges and credit
card fees                             116,997             1.9       115,879             1.9
Bad checks                             99,404             1.6        83,988             1.4
Professional fees                      87,368             1.5        95,017             1.6
All other miscellaneous               179,266             3.0       158,214             2.6
                                 ------------  --------------  ------------  --------------
TOTAL                            $  6,010,073           100.0  $  6,001,462           100.0
                                 ============  ==============  ============  ==============

Operating, general and administrative expenses increased slightly, by $8,611 (or 0.14%) for the first nine months of fiscal 2007 as compared to the comparable period of fiscal 2006. Reductions in depreciation expense, advertising and promotion expense, insurance expense and professional fees helped to offset increases in payroll expense, rent, and bad check expense, as well as lesser increases in certain other expenses in this category. Payroll costs increased $108,853 (or 3.77%) as compared to the same period last year due to an increase in the bonuses awarded or accrued during the three quarters ended March 3, 2007 and increases in base salaries given to store personnel during the month of April 2006, as well as the addition of one employee to the Company's main office during the month of October 2005. The increase in rent of $12,840 (or 2.73%) is due to the renewal of a lease at one store location at a higher base rent as well as to higher percentage rents based on the sales increases noted above. We experienced an increase in bad check expense of $15,416 (or 18.36%) for the first nine months of fiscal 2007. As noted above, while the Company's practice of cashing payroll checks for customers contributes to ongoing increases in this expense, the amount of bad checks expense has declined for each consecutive quarter of fiscal 2007, due to improved supervision of the check cashing process by individual store managers and improved training and employee education on this topic, which management intends to continue in order to further control these costs. The "all other miscellaneous" component of these expenses increased $21,052 (or 13.31%), composed primarily of a $11,289 increase in vehicle expense (due to rising fuel costs and increased vehicle usage, as well as increased maintenance as we have stretched our historical vehicle replacement schedules in order to reduce capital spending) and $4,050 in taxes and licenses expense (due to increases in personal property taxes attributable to some of our recent store equipment upgrades, as well as to increases in state gross receipts taxes attributable to increased sales levels versus the prior year).

Significant decreases in these expenses during the first nine months of fiscal 2007 included a decrease of $95,839 (or 45.64%) in depreciation (reflecting a continued reduction in our purchases of new equipment as compared to prior years, as well as the fact that some of our older equipment is now fully depreciated); a decrease of $49,219 (or 11.08%) in advertising and promotion expense (reflecting the fact that we did not run certain programs that increased these expenses last year, but also offset by increases in the cost of the other promotions described above during fiscal 2007); a decrease of $9,254 (or 1.96%) in insurance expense (due to timing issues involving premium payments and refunds for new and departing employees, as well as to changes in the overall number of employees currently electing coverage under the Company's group insurance); and a decrease of $7,649 (or 8.05%) in professional fees (due principally to discontinuing the services of an outside security firm that was contracted for one location during the corresponding period of last year).

Interest  and  Other  Income:
-----------------------------

Other income (not including interest income) increased from $74,571 for the nine months ended February 26, 2006 to $93,143 for the nine months ended March 3, 2007, due primarily to an increase in fees charged to cash checks without a grocery purchase and an increase in returned check fees collected by the Company. There was also a slight increase in revenues from handling money orders for the nine month period, due to an increase in the amount of these services provided. These increases were partially offset by a decrease in revenues related to Fed-Ex shipments, due to a corresponding decrease in the level of customer demand for these services for the current quarter. The components of other income for the thirty-nine weeks ended March 3, 2007 and February 25, 2006 were as follows:

                                                THIRTY-NINE WEEKS ENDED
                                            ----------------------------------
Description                                 March 3, 2007   February 25, 2006
------------------------------------------  --------------  ------------------
Check cashing fees                          $       67,430  $           50,396
Funds received for handling money orders             7,582               6,285
Vendor's compensation from the States of
  Alabama and Georgia for collecting and
  remitting sales taxes on a timely basis           11,017              10,663
Returned check fees                                  2,948                 545
Revenue related to Fed-Ex shipments/other            4,166               6,682
                                            --------------  ------------------
TOTAL                                       $       93,143  $           74,571
                                            ==============  ==================

Interest income increased by $3,703, or 46.1%, due to the higher interest rate applicable to the Company's bank certificate of deposit during the first nine months of fiscal 2007 as compared to the same period of the prior year.

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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the nine months ended March 3, 2007 or February 25, 2006, as a result of continued net operating losses and the related full valuation of the Company's net deferred tax assets.

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


                               FINANCIAL CONDITION
                               -------------------

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Changes in the Company's liquidity and capital resources during the periods presented resulted primarily from the following:

During the thirty-nine weeks ending March 3, 2007, the Company generated $86,267 in cash flow from operating activities, due to the effects of net income of $75,876, depreciation (which is a non-cash expense) of $114,173, and a decrease in inventories of $19,121 (due to management's ongoing efforts to reduce inventories as a means of providing working capital), offset by an increase of $59,296 in prepaid expenses (largely due to timing differences in payments for insurance premiums and prepaid maintenance contracts on our cash registers and scanning equipment), a decrease of $78,742 in accounts payable (due to reductions in inventory levels and differences in the timing of payments between periods) and a decrease of $22,328 in accrued sales tax payable (due largely to the timing of state sales tax payments in relation to quarterly sales levels). Total accounts receivable of $164,207 at March 3, 2007 still included $24,000 of anticipated insurance recoveries not yet received which are related to the theft loss discovered during our fiscal 2006 year-end audit.

Net cash used in investing activities for the period totaled $25,219, reflecting a $6,650 reduction in the balance of our certificate of deposit and $31,869 used to fund purchases of property and equipment (consisting of additional store shelving purchased as well as the replacement of the front door at one grocery store, the purchase of a dumpster for waste disposal at another store location, the purchase of a camera system at one location and the purchase of an ice machine for one location) in the amount of $14,443, and the purchase of one vehicle for $17,426. We reduced the Company's long-term debt by a net amount of $42,105 (including principal payments of $59,531 on existing debt, partially offset by a new loan in the amount of $17,426 to finance one vehicle purchased), reduced short-term debt by $13,130 and redeemed $9,719 in common stock during the first nine months of fiscal 2007. Overall the Company decreased its cash and cash equivalents in the amount of $3,906 during the nine month period. While capital spending only amounted to $31,869 during the thirty-nine weeks ended March 3, 2007, it is anticipated that at least one additional vehicle will be replaced during the next fiscal quarter, at an estimated cost of approximately $25,000.

The ratio of current assets to current liabilities was 1.75 to 1 at the end of the latest quarter, March 3, 2007 compared to 1.72 to 1 on February 25, 2006 and
1.66 to 1 at the end of the fiscal year ended on June 3, 2006. Cash, cash equivalents and the certificate of deposit constituted 20.67% of the total current assets at March 3, 2007, as compared to 22.09% of the total current assets at February 25, 2006 and 21.17% at June 3, 2006. As the Company has experienced operating losses in recent years, we have been forced to rely more extensively on managing other elements of the Company's overall working capital structure, as well as on additional borrowings under the line of credit, to fund ongoing operations. During the last two years, management also has limited additional capital spending, has been working to reduce the Company's overall inventory levels and has been attempting to control costs in other areas to moderate the effects of these developments on the Company's overall liquidity by reducing the Company's working capital requirements.

Historically, the Company has financed its working capital requirements principally through its cash flow from operations. Short-term borrowing to finance inventory purchases is provided by the Company's $500,000 line of credit from its bank and through borrowings from related parties, as discussed below. The bank line of credit is secured by the Company's certificate of deposit as well as by a security interest in substantially all of our accounts receivable, inventory, machines and equipment, furniture and fixtures and by personal guarantees of Michael A. Richardson and Paul R. Cook, the Company's President and CEO and Executive Vice President and CFO, respectively. While we believe that these sources will continue to provide us with adequate liquidity to supply the Company's working capital needs, if the Company's operating losses were to increase relative to depreciation and other non-cash charges, our operating cash flows could be adversely affected. If this happens, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs. If we were required to seek such additional financing and were not able to obtain it, or were unable to do so on commercially reasonable terms, we could be required to reduce the Company's current level of operations in order to lower our working capital requirements to a level that our present financing arrangements would support.

Short-term borrowings as of specific dates are presented below:

                              March 3,   June 3,   February 25,
                                2007       2006        2006
                              ---------  --------  -------------
Michael and Diana Richardson  $  12,576  $ 11,840  $      12,406
Matthew Richardson                1,429    15,291         20,409
Line of Credit                  499,996   500,000        500,000
                              ---------  --------  -------------
TOTAL                         $ 514,001  $527,131  $     532,815
                              =========  ========  =============

During the first nine months of fiscal 2007, we reduced the Company's borrowings from related parties by a net amount of $13,126 (reflecting payments of $14,000 net of $874 in additional interest accrued) and reduced the outstanding balance under the line of credit by a net amount of $4 (reflecting payments of $4 in principal and $30,935 in interest).

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

LONG-TERM  DEBT:
---------------

At March 3, 2007, long-term debt consisted of a note payable to Northwest Georgia Bank of $145,866 incurred in December 2003 to finance the addition of the Company's eighth grocery store, as well as two vehicle loans. One vehicle is financed through Ford Motor Credit at 6.25%, with a balance due at March 3, 2007 of $17,675. The other vehicle was financed through Tennessee Valley Federal Credit Union at 5.25% with a balance due at March 3, 2007 of $16,971. Long-term debt as of specific dates is presented below:

                                            February 25,   June 3,   February 25,
                                                2006         2006        2006
                                            -------------  --------  -------------
Note payable, Bank, secured by
all inventory, machinery and
equipment, due $6,781 monthly
plus interest at prime with 6% floor
through December 2008.                      $     145,866  $196,020  $     212,464

Note payable, Bank, secured by
all inventory, machinery and
equipment, due $11,381 monthly
plus interest at the prime rate plus
1.5 % through September 2006.                           -     5,941         39,558

Vehicle loan, collateralized by automobile
due $524 monthly at 5.25% through
January 2010.                                      16,971         -              -

Vehicle loan; collateralized by
automobile due $433 monthly at
6.25% through December 2010.                       17,675    20,656         21,649
                                            -------------  --------  -------------
                                            $     180,512  $222,617  $     273,671
Less current maturities                            81,770    78,120        111,254
                                            -------------  --------  -------------
                                            $      98,742  $144,497  $     162,417
                                            =============  ========  =============

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to March 3, 2007:

Twelve Months
Ending March   Amount
-------------  -------
2008           $81,770
2009            84,151
2010            10,383
2011             4,208

During the quarter ended March 3, 2007 retained earnings increased as a result of the Company's net income for the quarter.

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

The Company had no significant off-balance sheet arrangements as of March 3, 2007.

RELATED PARTY TRANSACTIONS:
--------------------------

Except as discussed under "Liquidity and Capital Resources," there were no material related party transactions during the thirty-nine week period ended March 3, 2007.

FORWARD - LOOKING STATEMENTS:
----------------------------

Information provided by the Company, including written or oral statements made by its representatives, may contain "forward looking information" as defined in
Section 21E of the Securities Exchange Act of 1934, as amended. All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, the effects of future competition, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include the following (in addition to those matters discussed in the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 3, 2006): changes in the general economy or in the Company's primary markets, the effects of ongoing price competition from competitors with greater financial resources than those of the Company, changes in consumer spending, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company's vendors, and other issues and uncertainties detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. The Company does not maintain any interest rate hedging arrangements. Based on the Company's outstanding indebtedness at March 3, 2007 (and annualized to represent a full twelve months of results), a one percent (1.0%) increase in the prime interest rate would increase interest expense applicable to our variable rate debt (and decrease our net income) by approximately $6,600 annually. Conversely, a one percent (1.0%) decrease in the prime interest rate would decrease interest expense applicable to our variable rate debt (and increase our net income) by approximately $6,600 annually. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Issuer Repurchases:
        ------------------

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:

                                    Average     Total Number of     Maximum Number of
                    Total Number     Price    Shares Purchased as  Shares that May Yet
                      of Shares    Paid per   Part of a Publicly      Be Purchased
Period              Purchased (1)    Share      Announced Plan       Under the Plan
------------------  -------------  ---------  -------------------  -------------------
December 3 -
Dec. 30, 2006               1,285  $    1.00                    -                    -
December 31,2006
- January 27, 2007            664       1.00                    -                    -
January 28 -
March 3, 2007               -----       1.00                    -                    -
                    -------------  ---------  -------------------  -------------------
TOTAL                       1,949  $    1.00                    -                    -
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


                                    AMERICAN CONSUMERS, INC.
                                    (Registrant)


Date:  April 16, 2007               /s/ Michael A. Richardson
      --------------------          --------------------------
                                    Michael A. Richardson
                                    CHAIRMAN OF THE BOARD AND
                                    CHIEF EXECUTIVE OFFICER
                                    (Principal Executive Officer)

       April 16, 2007               /s/ Paul R. Cook
Date: --------------------          --------------------------
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