Form 10-K
period 2007-06-02
AMERICAN CONSUMERS INC
filed 2007-08-31
CIK 4811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 2, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 2, 2006 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $526,966.
(Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by the average of available bid and asked price information for such date.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

785,757 shares of Common Stock, $0.10 par value, as of July 16, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

(1) specified portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 2, 2007, incorporated by reference into Part II of this Annual Report on Form 10-K.

(2) specified portions of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission for the Registrant's 2007 Annual Meeting of Shareholders, incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I
                                     ------

ITEM 1.     BUSINESS

     Incorporated in Georgia in 1968, American Consumers, Inc. (which we refer to herein as the "COMPANY," "WE" or "US," and "ACI"), operates eight (8) supermarkets within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee.

     All of the Company's supermarkets are operated under the name "Shop-Rite." All of the Company's supermarkets are self-service and are engaged in the retail selling of groceries including meats, fresh produce, dairy products, frozen foods, bakery products, tobacco products, and miscellaneous other non-food items. The Company's supermarkets feature national brand merchandise with only a minor part of sales from controlled-label, private-label or generic merchandise. "Controlled-label" or "private-label" merchandise is merchandise purchased from national or local suppliers under a trade name chosen by the wholesaler supplying the merchandise. The Company's supermarkets offer milk and certain dairy products, as well as frozen vegetables and jellies, under the controlled-labels "Foodland," "Food Club," "Ultimate Choice," "Freshland," "Price Saver," "Top Crest," "Top Care," "Select" and "Valu Time." Bread and related bakery items are also offered as controlled-label groceries.

     During the fiscal year ended June 2, 2007, the Company's major supplier of staple groceries was Mitchell Grocery Corporation ("MITCHELL"), with its principal corporate offices in Albertville, Alabama. For the fiscal year ended June 2, 2007, approximately 81% of the Company's total inventory purchases of $25,766,340 were made from Mitchell.

     Various local suppliers within the geographical area served by the Company's supermarkets provide the Company with certain perishable items, including produce, and accounted for approximately 19% of the Company's total inventory purchases during fiscal 2007. The Company believes that there are other adequate and convenient sources of groceries, including several area and local suppliers, which could meet its needs. Accordingly, while the Company has elected to purchase the majority of its inventory from Mitchell for reasons of cost, the Company is not dependent upon any particular supplier for its requirements of groceries.

     The supermarket industry is highly competitive and the principal method of competition historically has been the pricing of groceries. The Company's current major competitors now include various local and four regional chains, as well as one major national retailer (Wal-Mart). The nature of price competition which the Company encounters from these major competitors includes the sale of selected items at below cost prices as "loss-leaders" or "advertised specials," the practice of "double couponing" or matching coupon discounts with additional cash discounts, loyalty card programs, as well as the sale of certain main line items at prices below the Company's wholesale cost. The Company believes that its major competitors have been and are able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company. These factors allow our competitors to engage in the aggressive pricing and promotional activities described above at a level that the Company cannot match, putting us at a competitive disadvantage. As a result of these competitive conditions, it has been difficult to achieve meaningful sales increases apart from the addition of two new store locations in recent years. As discussed in more detail below, these factors also have made it difficult for the Company to sustain consistent improvements in gross profit.

     Management believes that, in recent periods, entry into the Company's trade area by Save-A-Lot and United Grocery Outlets, and further expansion in the area by Food Lion and Wal-Mart in addition to the presence of Ingle's and Bi-Lo, have created a situation of ongoing price competition and increasingly expensive advertising and promotional activities which place an operation the size of the Company at a significant competitive disadvantage. These developments, combined with increased overhead expenses and rising inventory costs, have resulted in increased pressure on the Company's market share, sales and profits during fiscal 2007, the effects of which continue to threaten the profitability of the Company.

     The addition of two stores since April of 2001 and the change in our principal inventory supplier in March of 2000 has allowed the Company to better compete in the marketplace. The Company recorded a net profit for the fiscal year ended June 2, 2007 of $97,502, representing our first profitable year since fiscal 2003. This compares to net losses sustained for the fiscal years ended June 3, 2006, May 28, 2005 and May 29, 2004 of $167,379, $331,360 and $236,050,
respectively. We recorded a net profit of $40,134 for the fiscal year ended May 31, 2003.

     Sales increased by $503,124 (or 1.51%) as compared to fiscal 2006 even though fiscal 2006 was a fifty three week year while fiscal 2007 was only a fifty two week year. While this increase was significantly less than that experienced during the prior two fiscal years, adjusting to eliminate the effects of the extra week of operations during fiscal 2006 would have yielded an annual sales increase of 3.46% for fiscal 2007. Additional factors contributing to the lower sales growth experienced for fiscal 2007 included pricing adjustments implemented during the year to recover certain prior increases in our wholesale costs, as well as the absence of the new store openings and certain major sales promotions which significantly impacted the increases reported for the prior two years. Our 23.73% gross margin for fiscal 2007 represents a decrease of 0.45% from fiscal 2006 and a decrease of 0.16% as compared to fiscal 2005. This reduction reflects the fact that competition prevented us from succeeding until the third quarter of fiscal 2007 in adjusting our retail prices to recover increases in our wholesale costs for certain items (principally certain private label merchandise) which occurred earlier in the year. The gross margin also was impacted by our introduction of certain lower-priced, lower-margin generic merchandise this year, as well as certain targeted merchandise sales and other weekly advertised specials run to stimulate sales. Management's ongoing efforts to control the Company's operating, general and administrative expenses helped translate the relatively small sales increase into the Company's first net profit in four years, despite the slight reduction in our gross margin. We achieved a measure of success in reducing these expenses both in absolute terms (by $260,829) and as a percentage of sales (by 1.15%) during fiscal 2007 as compared to the prior year. The two principal components of the 2007 decrease, however, were the absence of a $98,750 charge for a loss due to employee theft that impacted the fourth quarter of fiscal 2006 and a decrease of $126,091 in depreciation expense for fiscal 2007 versus 2006. The 2006 theft loss was an unusual item and, given the age and fully depreciated status of a significant portion of our physical equipment, management expects annual depreciation charges to return to more historically consistent levels as the Company moves through anticipated replacement cycles for this equipment in future periods.

     Two primary factors contributed to the reduction in the Company's net loss for fiscal 2006. The first of these was an increase in sales of $1,178,737 (or approximately 3.67%) as compared to fiscal 2005. Approximately 55% of this sales increase was due to the fact that our 2006 fiscal year contained 53 weeks, while fiscal 2005 was a 52-week year, with a significant portion of the remaining increase attributable to two successful sales promotions that the Company conducted during the third and fourth quarters of fiscal 2006. The second major factor contributing the

Company's reduced net loss for the year was our fiscal 2006 gross margin of 24.18%, which represents an improvement of 0.29% over fiscal 2005 and an improvement of 0.21% as compared to fiscal 2004. This reversed the 0.08% reduction in gross margin that we experienced for fiscal 2005 as compared to fiscal 2004. The gross margin improved because, whereas gross margin was negatively impacted during the second half of fiscal 2005 by the fact that our primary inventory supplier increased its wholesale markup from 3.0% to 3.5% during the third quarter and competition prevented us from immediately passing the increase through to the retail level, management succeeded during fiscal 2006 in strategically adjusting the Company's retail pricing mix to recapture the remainder of this increase. Similarly, while we were not able to immediately adjust our prices to recover a fuel surcharge that the supplier implemented during the second quarter of fiscal 2006, ongoing adjustments to our pricing mix also offset this increase in our wholesale inventory costs by fiscal year end. Unfortunately, increases in several items of operating, general and administrative expenses, including a significant non-recurring theft loss experienced during the fourth quarter of fiscal 2006, more than offset the improved gross margin, resulting in the net loss for the year.

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

     Management believes that competitive pressures on the Company, which have led to the losses experienced in three out of the last four fiscal years, will continue to increase over time as a result of larger competitors, which are in a better position than the Company to withstand prolonged price competition, opening more new stores in the Company's trade area.

     Backlog  is  not  a  significant  factor  in  the  Company's  business.

     The Company employs approximately 85 full-time employees and approximately 141 part-time and seasonal employees.

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

                             Fiscal 2007    Fiscal 2006    Fiscal 2005
Product Class                (52 Weeks)     (53 Weeks)     (52 Weeks)
--------------------------  -------------  -------------  -------------
Grocery and Non-Food Items  $  21,627,218  $  21,183,034  $  20,526,293
Meat and Deli                   9,419,858      9,533,808      9,230,478
Produce                         2,735,976      2,563,086      2,344,420


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

FOR FOUR OUT OF THE PAST SEVEN FISCAL YEARS WE HAVE BEEN UNABLE TO OPERATE PROFITABLY DUE TO A HIGH LEVEL OF COMPETITION IN THE RETAIL GROCERY STORE BUSINESS. THIS INTENSE COMPETITION MAY BE EXPECTED TO HAVE A NEGATIVE IMPACT ON THE PRICES WE MAY CHARGE FOR OUR PRODUCTS AND, ACCORDINGLY, ON THE COMPANY'S REVENUES, MARGINS AND PROFITABILITY.

     The retail food industry in which the Company operates is extremely competitive and is generally characterized by narrow profit margins and high inventory turnover. We are competing against national, regional and local supermarket chains, independent and specialty grocers, and nontraditional food stores, such as super-centers and club stores, as well as convenience stores and prepared food retailers. Our principal competitors compete primarily on the basis of price, quality of products, product assortment, service and store location. An overall lack of inflation in food prices and increasingly competitive markets have made it difficult generally for grocery store operators to achieve comparable store sales gains and maintain profitability. Because sales growth has been difficult to attain, competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to consistently increase year-over-year-sales. Our responses to these competitive pressures, such as additional promotions and increased advertising, have in the past adversely affected our operating margins and our overall profitability, and may continue to do so in the future. Further, these competitive pressures often delay our ability to adjust our prices to reflect increases in our costs, such as increases in wholesale inventory prices or in other elements of our overhead. Accordingly, we may not be able to fully absorb any future cost increases through our efforts to adjust retail prices or increase efficiencies in other areas of operations, which could result in increased losses in future periods.

OUR LEVEL OF OUTSTANDING INDEBTEDNESS, COUPLED WITH THE LOSSES WE HAVE EXPERIENCED IN FOUR OF THE LAST SEVEN YEARS AND INCREASING INTEREST EXPENSE AND OTHER BANK CHARGES, COULD IMPAIR OUR FINANCIAL FLEXIBILITY AND NEGATIVELY IMPACT OUR BUSINESS.

     As of June 2, 2007, our aggregate outstanding indebtedness stood at $2,118,162 as compared to total assets for the Company of $3,724,487 at such date. Our level of indebtedness could:

  - make it difficult for us to satisfy our obligations, including making interest payments;

  - limit our ability to obtain additional financing to fund both working capital and capital spending requirements;

  - limit our financial flexibility in planning for, and reacting to, industry changes;

  - place us at a competitive disadvantage as compared to less leveraged companies;

  - increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

  - require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing the availability of our cash flow for other purposes.

     Historically, we have financed our working capital requirements principally through cash flow from operations. During the past four years, however, we have increased our reliance on both bank and vendor financing due to increased losses which coincided with increased inventory and capital spending requirements beginning in fiscal 2004 related to the establishment of our eighth grocery store location. While we believe that our cash flows and existing financing arrangements will continue to supply our working capital needs, if our operating losses should increase relative to depreciation and other non-cash charges, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs. If we could not obtain such additional financing, or could not do so on commercially reasonable terms, we could be required to reduce our current level of operations. We also could be forced to delay or cancel future planned equipment upgrades and other capital spending if we are not able to obtain appropriate financing for such projects on commercially reasonable terms. Further, increased interest expense resulting from higher debt levels and rising interest rates, as well as increased bank service charges related to both temporary overdrafts in our accounts and fees for processing larger numbers of credit and debit card transactions required to maintain sales, have contributed significantly to our losses in recent periods and may continue to adversely impact our future performance.

OUR EFFORTS TO ACHIEVE INITIAL COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT MAY RESULT IN SIGNIFICANT ADDITIONAL EXPENSES, AND ANY FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND STOCK PRICE.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting beginning with our annual report for the Company's 2008 fiscal year and annual attestation reports by our independent auditors addressing the effectiveness of such internal controls beginning with our annual report for the Company's 2009 fiscal year. We expect our efforts to achieve initial compliance with these provisions to require a significant commitment of management resources and to result in significant additional expenses, which may have a significant adverse effect on our financial condition and results of operations over the next two fiscal years. Further, we have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, our external auditors have brought to our attention a need to adopt increased security measures related to our financial accounting systems, increase the segregation of duties related to certain of our accounting and financial reporting processes and improve our cash controls and cash management procedures. During the course of our testing we may identify additional deficiencies. We may not be able to remediate such deficiencies in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with
Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could be adversely affected.

OUR COMMON STOCK IS NOT ACTIVELY TRADED AND IS NOT TRADED ON AN ESTABLISHED EXCHANGE, AND A MAJORITY OF OUR STOCK IS HELD BY INSIDERS, WHICH MAY BE EXPECTED TO RESULT IN LIMITED LIQUIDITY AND STOCK PRICE VOLATILITY FOR INVESTORS.

     Our common stock is quoted on the Pink Sheets under the symbol "ANCS". The Pink Sheets is not an established exchange, and we do not have enough shareholders or outstanding shares to support an active trading market. Accordingly, the market for our common stock is not liquid and the historical prices at which our stock has traded may not provide a reliable indication of future market prices. For those reasons, the trading price of our common stock could fluctuate significantly. Volatility in our stock price could also result from the following factors, among others:

  - the fact that we are presently unable to pay dividends to our stockholders due to the ongoing losses experienced in most of our recent fiscal years;

  - the fact that a majority of our outstanding common stock (approximately 63.1%) is controlled by the Company's officers and directors, principally by Michael A. Richardson, our Chief Executive Officer, and his wife, Diana
     K.  Richardson;

  -  quarterly  variations  in  the  Company's  operating  results;

  -  changes  in  governmental  regulations;

  - the operating and stock price performance of other companies in our industry; and

  -  general  stock  market  and  economic  conditions.

UNFAVORABLE CHANGES IN GOVERNMENTAL REGULATION MAY IMPOSE ADDITIONAL COSTS AND ADMINISTRATIVE BURDENS ON THE COMPANY THAT COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Our stores are subject to various federal, state and local laws, and regulations affecting our business. We must comply with numerous provisions regulating, among other things, health and sanitation standards, food labeling, land use and zoning, community right-to-know laws, equal employment opportunity, workplace safety, minimum wages and other employment practices and licensing for the sale of food. We cannot predict the nature of future laws, regulations, interpretations or their application, or determine what effect additional government regulations or administrative orders, when and if promulgated, or disparate federal, state or local schemes would have on our future business. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or substantiation. Any or all of such requirements, to the extent they either raise the wholesale prices for our inventory or impose direct costs on the Company, could have an adverse effect on our results of operations and financial condition.

     Further, the Sarbanes-Oxley Act of 2002 includes provisions addressing audits, financial reporting and disclosure, conflicts of interest and corporate governance at public companies. We have already incurred increased professional fees during fiscal years 2005 through 2007 related to compliance with these provisions. As discussed above, we also expect our efforts to achieve initial compliance with the provisions of Section 404 of this Act, which deals with management's report on internal controls and an auditor's examination of such report, to impose significant additional costs on the Company over the next two fiscal years. We expect these costs to include additional significant increases in accounting and consulting fees, as well as additional internal personnel costs and the indirect costs imposed by the diversion of scarce management resources to deal with regulatory compliance matters as opposed to operational issues. These increased costs are likely to adversely affect our financial condition and results of operations because, as discussed above, the intensely competitive nature of our business makes it difficult for ACI to recover cost increases through adjustments to our retail prices. Additionally, while compliance with these regulations may ultimately increase our operational efficiency, obtaining financing to help with the initial funding of our compliance efforts may prove difficult if we are not able to demonstrate a short-term return on the investment to potential lenders.

THE MAJORITY OF OUR OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES IS COMPOSED OF PERSONNEL COSTS, SO THAT INCREASES IN PREVAILING WAGES, BENEFITS AND OTHER ASSOCIATED COSTS, SUCH AS RECENT LEGISLATION MANDATING INCREASES IN THE FEDERAL MINIMUM WAGE, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The majority of our operating, general and administrative expenses is composed of employee payroll and related insurance and benefits expense. Accordingly, our financial performance may be greatly influenced by increases in wage and benefit costs. We compete with other businesses in our markets in attracting and retaining employees. Tight labor markets, increased overtime, government mandated increases in the minimum wage and a higher proportion of fulltime employees could all result in an increase in our labor costs. We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, we may be required to increase not only the wages of our minimum wage employees but also the wages paid to employees whose wage rates are above minimum wage. A shortage of qualified employees also could require us to increase our wage and benefit offerings in order to compete effectively in the hiring and retention of qualified employees or to retain more expensive temporary employees. Additionally, various proposals that would require employers to provide health insurance for all of their employees are being considered from time-to-time in Congress and various states. The imposition of any requirement that we provide health insurance to all employees on terms materially different from our existing programs could also significantly increase our costs. Due to competitive conditions in our business, any such increases in labor and benefits costs would be difficult for us to recover through contemporaneous price increases, and there can be no assurance that we would be able to absorb such cost increases through efforts to increase efficiencies in other areas of our operations. Accordingly, increased labor and benefits costs could have a material adverse effect on our financial condition and results of operations.

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

CHANGES IN THE TERMS ON WHICH SUPPLIERS REQUIRE THE COMPANY TO PAY FOR STORE MERCHANDISE COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Similar to many retailers, the Company has payment terms with most of its suppliers that extend payment for up to 30 days beyond the date the product is purchased. Those payment terms are subject to change at any time. If the Company's suppliers change their payment terms for whatever reason and require faster payment by the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

A  CHANGE  IN  SUPPLIER  REBATES  COULD  ADVERSELY  AFFECT  OUR  RESULTS.

     We receive allowances, credits and income form suppliers primarily for volume incentives, new product introductions, in-store promotions and co-operative advertising. Certain of these funds are based on volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by our suppliers.

     Additionally, suppliers routinely change the requirements for, and the amount of, funds available. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, or a significant delay in receiving such incentives, as well as the inability to collect such incentives, could have a material adverse effect on our business, results of operations and financial condition.

WE DEPEND ON ONE PRINCIPAL SUPPLIER FOR A SUBSTANTIAL PORTION OF OUR MERCHANDISE INVENTORY. A DISRUPTION IN SUPPLY OR A CHANGE IN OUR RELATIONSHIP COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     We purchase approximately 81% of our merchandise including grocery, meat and produce items, from a single wholesale grocer, Mitchell Grocery Corporation. Mitchell has been a supplier of ours since 2000. We do not have a written contract with Mitchell but a change of merchandise suppliers, a disruption in supply or a significant change in our relationship with Mitchell could have a material adverse effect on our business and results of operations and ability to service our outstanding indebtedness.

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

ANY  DISRUPTIONS  TO  THE  OPERATION  OF,  OR  BREACHES  IN THE SECURITY OF DATA
MAINTAINED IN, THE INFORMATION TECHNOLOGY SYSTEMS ON WHICH OUR BUSINESS INCREASINGLY DEPENDS COULD ADVERSELY AFFECT THE COMPANY.

     Our business is increasingly dependent on information technology systems that are complex and vital to continuing operations. If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary data that, if breached, would have an adverse effect on the Company.

ITEM  1B.    UNRESOLVED  STAFF  COMMENTS.

None.


ITEM  2.     PROPERTIES

     The executive offices of the Company are located in a 4,000 square-foot office building on Hannah Way, just off Battlefield Parkway in Rossville, Georgia, which the Company holds under a lease for a term of three years, expiring in September 2009 with one two-year renewal option.

     The Company's supermarkets are located in Ringgold, LaFayette, Chatsworth, Chickamauga and Tunnel Hill, Georgia; Stevenson, Alabama; and Dayton and Jasper, Tennessee. All of the eight locations are leased from unaffiliated landlords. Summary information concerning these leases is presented below:

                 Square      Current Lease        Renewal
Location         Footage         Term             Options
---------------  -------  -------------------  -------------
Ringgold, GA      14,400  12/01/02 - 11/30/07        -
LaFayette, GA     20,500  02/01/07 - 01/31/12  1-5 yr. terms
Chatsworth, GA    24,360  04/29/03 - 04/30/08  2-5 yr. terms
Chickamauga, GA   13,840  01/01/05 - 12/31/09  1-5 yr. term
Tunnel Hill, GA   18,900  01/01/04 - 08/31/07  3-5 yr. terms
Stevenson, AL     23,860  06/01/04 - 05/31/09  1-5 yr. term
Dayton, TN        23,004  08/01/07 - 07/31/12        -
Jasper, TN        25,000  05/01/06 - 04/30/14  2-5 yr. terms
                 -------
                 163,864
                 =======

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


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The Company's Board of Directors appoints the Company's Executive Officers for a term of one year. The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company's Executive Officers are set forth in the following table:

Name and Year          Office(s) Presently
First Elected as       Held, Business Experience
Executive Officer      and Certain Directorships          Age
---------------------  ---------------------------------  ---

Michael A. Richardson  Chairman of the Board of            61
1977                   Directors, President, Chief
                       Executive Officer, member of
                       the Executive Committee of
                       the Board of Directors.

Paul R. Cook           Executive Vice-President,           57
1987                   Treasurer, Chief Financial
                       Officer, Director, member of
                       the Executive Committee of
                       the Board of Directors.
                       Director of Capital Bank,
                       Fort Oglethorpe, Georgia
                       since May 1993.

James E. Floyd         Vice-President, member of           63
1991                   the Executive Committee
                       (ex-officio).

Reba S. Southern       Secretary, member of the            54
1991                   Executive Committee (ex-officio).

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The approximate number of record holders of the Company's common stock at June 2, 2007, was 782. The Company does not have any equity compensation plans. The remaining information required by paragraph (a) of this Item 5 is incorporated herein by reference to page 4 of the Company's Annual Report to security holders for the fiscal year ended June 2, 2007.

(b)     Not  applicable.

(c)     Issuer  Repurchases:
        -------------------

The following table presents information with respect to repurchases of common stock made by the Company during the fourth quarter of the fiscal year covered by this report:

                                          Average     Total Number of     Maximum Number of
                          Total Number     Price    Shares Purchased as  Shares that May Yet
                            of Shares    Paid per   Part of a Publicly      Be Purchased
Period                    Purchased (1)    Share      Announced Plan       Under the Plan
------------------------  -------------  ---------  -------------------  -------------------
March 4 - March 31, 2007            165  $    1.00                    -                    -
April 1 - April 28 2007             715  $    1.00                    -                    -
April 29 - June 2, 2007             440  $    1.00                    -                    -
TOTAL                             1,320  $    1.00                    -                    -
                          =============  =========  ===================  ===================

(1) Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.


ITEM  6.     SELECTED  FINANCIAL  DATA

     The information required by this Item is incorporated herein by reference to page 3 of the Company's Annual Report to security holders for the fiscal year ended June 2, 2007.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference to pages 6 through 19 of the Company's Annual Report to security holders for the fiscal year ended June 2, 2007.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. The Company does not maintain any interest rate hedging arrangements. Based on the Company's outstanding indebtedness at June 2, 2007 a one percent (1.0%) increase in the prime interest rate would increase interest expense applicable to our variable rate debt (and reduce our income) by approximately $8,000 annually. Conversely, a one percent (1.0%) decrease in the prime interest rate would decrease interest expense applicable to our variable rate debt (and increase our net income) by approximately $8,000 annually.


ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The information required by this Item is incorporated herein by reference to pages 20 through 35 of the Company's Annual Report to security holders for the fiscal year ended June 2, 2007.


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


ITEM  9B.    OTHER  INFORMATION

None.

                                    PART III
                                    --------

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers
------------------

Information concerning the Company's Executive Officers is set forth in Part I of this report on Form 10-K under the caption "Executive Officers of the Company."

Audit Committee Financial Expert
--------------------------------

All three of the Company's independent directors currently serve on the Audit Committee, and each is an experienced business professional. Thomas L. Richardson is the retired chief executive officer of Learning Labs, Inc., a position he held for 27 years. He has had over 31 years of experience in reviewing the Company's financial reporting process through service as an independent director. Danny R. Skates has 12 years of senior management experience as Vice President and General Manager of Jackson Chevrolet Pontiac Buick GMC, Inc., and Andrew V. Douglas has had extensive experience with the business of independent grocery retailers such as the Company through his service as a retail counselor for Fleming Companies, Inc., our former principal supplier. Accordingly, in light of their backgrounds and their understanding of the Company's business, the Board of Directors believes that the members of the Audit Committee will be able to provide effective oversight for the Company's financial reporting process and its relationship with its independent accountants. Nevertheless, the Company's Board of Directors has not determined that any member of the Company's Audit Committee qualifies as an "audit committee financial expert" under the SEC's detailed, technical definition of that term.

Code of Ethics
--------------

The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") which applies to its principal executive officer, principal financial officer and principal accounting officer or controller, and any persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Report.

The remaining information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's 2007 Annual Meeting of Shareholders, under the headings "INFORMATION ABOUT NOMINEES FOR DIRECTOR" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM  11.     EXECUTIVE  COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's 2007 Annual Meeting of Shareholders, under the headings "DIRECTOR COMPENSATION," "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION." Additionally, in accordance with Instruction (2) to Item 407(e)(5) of SEC Regulation S-K, the section of such proxy statement entitled "REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS OF AMERICAN CONSUMERS, INC." is incorporated herein by reference as "furnished" but not "filed" disclosure, pursuant to General Instruction G(3) to SEC Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

The Company has not adopted any equity compensation plans.

The remaining information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's 2007 Annual Meeting of Shareholders, under the headings "PRINCIPAL SHAREHOLDERS" and "INFORMATION ABOUT NOMINEES FOR DIRECTOR."


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
              INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's 2007 Annual Meeting of Shareholders, under the headings "CERTAIN TRANSACTIONS" and "DIRECTOR NOMINATION PROCESS AND INDEPENDENCE DETERMINATIONS."


ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's 2007 Annual Meeting of Shareholders, under the heading "AUDIT FEES."

                                     PART IV
                                     -------

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES

     1. The following Financial Statements included in the Company's 2007 Annual Report to the security holders for the fiscal year ended June 2, 2007, are incorporated by reference in Item 8 hereof:

          -    Report  of  Independent  Registered  Public  Accounting  Firm

          -    Balance  Sheets  -  June  2,  2007  and  June  3,  2006

          - Statements of Income and Changes in Stockholders' Equity - Fiscal Years Ended June 2, 2007, June 3, 2006 and May 28, 2005

          - Statements of Cash Flows - Fiscal Years Ended June 2, 2007, June 3, 2006 and May 28, 2005

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

                                      AMERICAN CONSUMERS, INC.

Date:  August 28, 2007                By: /s/ Michael A. Richardson
                                          ------------------------------
                                          Michael A. Richardson
                                          Chairman of the Board,
                                          President and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





SIGNATURE                            TITLE                   DATE
-------------------------  --------------------------  ----------------


/s/ Michael A. Richardson  Chairman of the Board,      August 28, 2007
-------------------------  President and Chief
Michael A. Richardson      Executive Officer

/s/ Paul R. Cook           Executive Vice-President,   August 28, 2007
-------------------------  Chief Financial Officer,
Paul R. Cook               Treasurer
                           (Chief Accounting Officer)
                           and Director

/s/ Virgil E. Bishop       Director                    August 28, 2007
-------------------------
Virgil E. Bishop

/s/ Danny R. Skates        Director                    August 28, 2007
-------------------------
Danny R. Skates

/s/ Thomas L. Richardson   Director                    August 22, 2007
-------------------------
Thomas L. Richardson

/s/ Andrew V. Douglas      Director                    August 29, 2007
-------------------------
Andrew V. Douglas

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


All references incorporating exhibits from documents previously filed by the Company with the SEC are to SEC File No. 0-5815

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

Exhibit 10.12 Demand Note with Variable Interest Rate between the Company and Michael A. and Diana K. Richardson. Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended May 29, 2004.

Exhibit 10.13 Demand Note with Variable Interest Rate between the Company and Matthew A. Richardson. Incorporated by reference to
                    Exhibit 10.22 to Form 10-K for the year ended May 29, 2004.

Exhibit 10.14 Commercial Variable Rate Revolving or Draw Note between the Company and Northwest Georgia Bank, dated as of June 27, 2006. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 25, 2006.

Exhibit 10.15 Commercial Security Agreement between the Company and Northwest Georgia Bank, dated as of June 27, 2006. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated July 25, 2006.

Exhibit 10.16 Assignment of Certificate of Deposit between the Company and Northwest Georgia Bank, dated as of June 27, 2006. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated July 25, 2006.


All references incorporating exhibits from documents previously filed by the Company with the SEC are to SEC File No. 0-5815

Exhibit 10.17 Commitment Letter between the Company and Gateway Bank and Trust Company, dated as of March 16, 2007. Filed herewith.*

Exhibit 10.18 Business Loan Agreement and Promissory Note between the Company and Gateway Bank and Trust Company, dated as of May 3, 2007, for $180,000 Term Loan. Filed herewith.*

Exhibit 10.19 Commercial Security Agreement between the Company and Gateway Bank and Trust Company for $180,000 Term Loan, dated as of May 3, 2007. Filed herewith.*

Exhibit 10.20 Assignment of Deposit Account between the Company and Gateway Bank and Trust Company for $180,000 Term Loan, dated as of May 3, 2007. Filed herewith.*

Exhibit 10.21 Business Loan Agreement and Promissory Note between the Company and Gateway Bank and Trust Company, dated as of May 3, 2007, for $800,000 Revolving Line of Credit. Filed herewith.*

Exhibit 10.22 Commercial Security Agreement between the Company and Gateway Bank and Trust Company for $800,000 Revolving Line of Credit, dated as of May 3, 2007. Filed herewith.*

Exhibit 10.23 Assignment of Deposit Account between the Company and Gateway Bank and Trust Company for $800,000 Revolving Line of Credit, dated as of May 3, 2007. Filed herewith.*

Exhibit 10.24 Letter Agreement, dated as of May 3, 2007, between the Company and Gateway Bank and Trust Company. Filed herewith.*

Exhibit 10.25** Narrative Summary of the Company's Executive Officer Base Salaries for Fiscal 2008 (with no material changes from fiscal 2007). Filed herewith.

Exhibit 10.26** Narrative Summary of the Company's Cash Bonus Plan for fiscal 2008 (with no material changes from fiscal 2007). Filed herewith.

Exhibit 10.27** Narrative Summary of Director Compensation Arrangements for the Company (no material changes from fiscal 2007 description). Filed herewith.


All references incorporating exhibits from documents previously filed by the Company with the SEC are to SEC File No. 0-5815

Exhibit 13 Information Incorporated by Reference from Annual Report to Shareholders for the Fiscal Year ended June 2, 2007. Filed herewith.

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

Exhibit 31.1 C.E.O. Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a). Filed herewith.

Exhibit 31.2 C.F.O. Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a). Filed herewith.

Exhibit 32.1 C.E.O. Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b). Filed herewith.

Exhibit 32.2 C.F.O. Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b). Filed herewith.

* Re-filed with this Annual Report on Form 10-K solely to correct certain typographical errors in the copies of the contracts which were filed as Exhibits
10.1 through 10.8 to the Company's Current Report on Form 8-K dated May 3, 2007.

** Indicates a management contract or compensatory plan or arrangement.




All references incorporating exhibits from documents previously filed by the Company with the SEC are to SEC File No. 0-5815