Form 10-Q
period 2007-09-01
AMERICAN CONSUMERS INC
filed 2007-10-16
CIK 4811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 1, 2007
OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at October 5, 2007
COMMON STOCK - $ .10 PAR VALUE                           784,766
NON VOTING COMMON STOCK - $ .10 PAR VALUE                -------

ITEM 1.   FINANCIAL STATEMENTS

                              FINANCIAL INFORMATION
                            AMERICAN CONSUMERS, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                      THIRTEEN WEEKS ENDED
                                                 ------------------------------
                                                  September 1,    September 2,
                                                      2007            2006
                                                 --------------  --------------
NET SALES                                        $   8,740,882   $   8,390,711
COST OF GOODS SOLD                                   6,697,344       6,377,694
                                                 --------------  --------------
Gross Margin                                         2,043,538       2,013,017

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES       2,017,106       2,007,795
                                                 --------------  --------------

Operating Income                                        26,432           5,222

OTHER INCOME (EXPENSE)
  Interest income                                        3,638           3,628
  Other income                                          37,036          26,350
  Interest expense                                     (18,278)        (14,853)
                                                 --------------  --------------
Income Before Income Taxes                              48,828          20,347
INCOME TAXES                                                 -               -
                                                 --------------  --------------

NET INCOME                                              48,828          20,347

RETAINED EARNINGS:
  Beginning                                            872,388         775,615

  Redemption of common stock                               (51)            (59)
                                                 --------------  --------------

  Ending                                         $     921,165   $     795,903
                                                 ==============  ==============

PER SHARE:
  Net income                                     $       0.062   $       0.026
                                                 ==============  ==============
  Cash dividends                                 $           -   $           -
                                                 ==============  ==============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                785,416         796,257
                                                 ==============  ==============

                        See Notes to Financial Statements

                               FINANCIAL INFORMATION
                              AMERICAN CONSUMERS, INC.
                              CONDENSED BALANCE SHEETS

                                                        September 1,     June 2,
                                                            2007           2007
                                                       --------------  ------------
                                                        (Unaudited)
                                    --ASSETS--
CURRENT ASSETS
  Cash and cash equivalents                            $     601,991   $   582,472
  Certificate of deposit                                     300,000       312,161
  Accounts receivable                                        135,043       233,057
  Inventories                                              2,149,624     2,118,189
  Prepaid expenses                                           161,934       154,213
                                                       --------------  ------------
Total current assets                                       3,348,592     3,400,092
                                                       --------------  ------------
PROPERTY AND EQUIPMENT - at cost
  Leasehold improvements                                     300,800       300,800
  Furniture, fixtures and equipment                        3,312,670     3,298,923
                                                       --------------  ------------
                                                           3,613,470     3,599,723
  Less accumulated depreciation                           (3,278,097)   (3,275,328)
                                                       --------------  ------------
                                                             335,373       324,395
                                                       --------------  ------------
TOTAL ASSETS                                           $   3,683,965   $ 3,724,487
                                                       ==============  ============

                      --LIABILITIES AND STOCKHOLDERS' EQUITY--

CURRENT LIABILITIES
  Accounts payable                                     $     858,965   $   904,396
  Short-term borrowings                                      584,584       623,940
  Current maturities of long-term debt                        48,395        40,206
  Accrued sales tax                                          141,191       152,893
  Other                                                      223,739       224,683
                                                       --------------  ------------
Total current liabilities                                  1,856,874     1,946,118
                                                       --------------  ------------
LONG-TERM DEBT                                               172,707       172,044
                                                       --------------  ------------

STOCKHOLDERS' EQUITY
  Nonvoting preferred stock - authorized 5,000,000
    shares of no par value; no shares issued                       -             -
  Nonvoting common stock - authorized 5,000,000
    shares-$.10 par value; no shares issued                        -             -
  Common stock - $.10 par value; authorized 5,000,000
    shares; shares issued of 785,100 and 785,870              78,510        78,587
  Additional paid-in capital                                 654,709       655,350
  Retained earnings                                          921,165       872,388
                                                       --------------  ------------
Total Stockholders' Equity                                 1,654,384     1,606,325
                                                       --------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   3,683,965   $ 3,724,487
                                                       ==============  ============

                        See Notes to Financial Statements

                               FINANCIAL INFORMATION
                              AMERICAN CONSUMERS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                          THIRTEEN WEEKS ENDED
                                                     ------------------------------
                                                      September 1,    September 2,
                                                          2007            2006
                                                     --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                           $      48,828   $      20,347
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                           30,834          37,546
    Change in operating assets and liabilities:
      Accounts receivable                                   98,014          17,632
      Inventories                                          (31,435)          1,236
      Prepaid expenses                                      (7,721)        (54,873)
      Accounts payable                                     (45,431)        173,384
      Accrued sales tax                                    (11,702)        (19,022)
      Other accrued liabilities                               (944)         11,204
                                                     --------------  --------------
Net cash provided by operating activities                   80,443         187,454
                                                     --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in certificate of deposit                        12,161          14,773
  Purchase of property and equipment                       (41,811)         (2,735)
                                                     --------------  --------------
Net cash provided by (used in) investing activities        (29,650)         12,038
                                                     --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in short-term borrowings                    (39,356)        (13,684)
  Proceeds from long-term debt                              35,435            ----
  Principal payments on long-term debt                     (26,583)        (23,346)
  Redemption of common stock                                  (770)           (893)
                                                     --------------  --------------
Net cash used in financing activities                      (31,274)        (37,923)
                                                     --------------  --------------
Net increase in cash                                        19,519         161,569
Cash and cash equivalents at beginning of period           582,472         334,654
                                                     --------------  --------------
Cash and cash equivalents at end of period           $     601,991   $     496,223
                                                     ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the quarter for:
  Interest                                           $      18,278   $      14,853
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

     The interim financial statements have not been audited and should be read in conjunction with the notes to the financial statements presented in the Corporation's 2007 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)  Commitments  and  Contingencies.

     Ordinary course capital expenditures for replacements of store equipment during fiscal 2008 are estimated to be $50,000 or less, which we expect to be funded from operating cash flows. In addition to these expected equipment replacements, two vehicles have been purchased during the first quarter of fiscal 2008 at a cost of $35,435. We also expect to replace the Company's maintenance vehicle during fiscal 2008 at an estimated cost of approximately $30,000 to $35,000, which we expect to fund through either bank or manufacturer financing, whichever will provide the Company with the most favorable terms. Finally, while management has attempted to postpone future upgrades of our existing cash registers and scanning equipment, the pending change to add an additional digit to UPC bar codes on inventory items and the deterioration of the current equipment will likely require such upgrades to begin within the current fiscal year. The estimated costs of the upgrades range from $54,545 to $69,319 per store, depending on the ability to use current scanners and scales. We will attempt to manage the number of units purchased and the timing of such purchases to both contain the Company's overall costs and allow us to finance these purchases on the most favorable terms that we can obtain. As of September 1, 2007, capital expenditures for the fiscal year to date totaled $41,811, including the above vehicles and a meat scale and printer and a used ice machine. Two additional meat scales and printers have been purchased since the end of the current quarter at a cost of $9,464, leaving five more stores where similar equipment will need to be updated (likely during the current fiscal year) due to wear and tear on these items.

     The Company has adopted a 401(k) plan that is administered by Capital Bank and Trust Company. Participation in the plan is available to all full-time employees. The Company's annual contributions to the plan are discretionary. The Company's contribution to the plan was $7,500 in each of fiscal years 2007, 2006 and 2005.

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
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS
                              ---------------------

                                                       THIRTEEN WEEKS ENDED
                                                  ------------------------------
                                                   September 1,    September 2,
                                                       2007            2006
                                                  --------------  --------------
Sales                                             $   8,740,882   $   8,390,711
% Sales Increase (Decrease)                                4.17%           4.95%
Gross Margin %                                            23.38%          23.99%
Operating, General and Administrative Expenses:
  Amount                                          $   2,017,106   $   2,007,795
  % of Sales                                              23.08%          23.93%
Net Income                                        $      48,828   $      20,347

Overview:
---------

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

The thirteen weeks ended September 1, 2007 resulted in a net income in the amount of $48,828. This is the fifth consecutive quarter in which the Company made a profit. An increase of 4.17% in sales contributed to the success in the current quarter in spite of the opening of a competing locally owned supermarket in an area in which the Company operates two retail outlets. Our gross margin fell to 23.38% of sales from 23.99% for the same quarter last year, but remained essentially level with the 23.28% gross margin we realized for the fourth quarter of fiscal 2007.

We realized net income in the amount of $20,347 for the thirteen weeks (quarter) ended September 2, 2006. During that period sales increased 4.95% over the same period of the prior year. We began a program during that quarter to introduce certain lower-priced generic merchandise to compete with other stores in our trade area who offer this option to their customers. While management believes that this program was a significant factor contributing to the increase in sales, the increase also was influenced by the closing of a competitor located in between two of the Company's stores during the fourth quarter of the Company's fiscal 2006. We also believe that prevailing high gasoline prices during the quarter contributed to the increase, as customers chose to purchase more groceries for home meal preparation to reduce their spending at restaurants. However, the introduction of certain lower-priced generic goods, as well as periodic weekly advertised specials run to stimulate sales during the quarter, also led to a reduction in our gross margin to 23.99%, which represented a 0.46% reduction compared to the comparable quarter of the prior year and a 0.19% reduction compared to the gross margin realized for fiscal year 2006.

Management actively monitors both the gross margin and the company's retail pricing structure in an attempt to maximize profitability. Management began working on the Company's gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at

22.79% for the fiscal year ended June 1, 2002. While occasional improvements in gross profit have been seen in recent periods (such as the 0.29% increase we achieved for fiscal 2006 versus 2005), it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company's ability to pass through price increases experienced at the wholesale level. Accordingly, while management attempts to offset increases in its cost (such as our recent successes in recovering our principal supplier's wholesale price increase during 2005 and a fuel surcharge added by the supplier during the second quarter of fiscal 2006), further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company's gross margin is possible. While the increases in sales in recent periods have more than offset the impact of reduced gross margins on profitability, the gross margin reductions experienced as a result of pricing adjustments to increase sales during recent quarters provides further evidence of this trend.

Management believes that competitive pressures on the Company, which have led to the losses experienced in years prior to fiscal 2007, will continue to increase over time as a result of competitors opening more new stores in the Company's trade area. These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company. These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage. In response to these developments, management will continue seeking to manage the Company's pricing structure to produce the most favorable balance between increases in sales, which help to offset our fixed operating expenses, and the gross margin, which determines the profitability of the additional sales. We will attempt to improve the gross margin and increase profitability by working to obtain the lowest cost for the Company's inventory, and as competition permits, by periodically implementing adjustments in the Company's overall mix of retail prices.

Our gross margins may not be directly comparable to those of our larger competitors, since some of those companies may include the costs of their internal distribution networks in cost of goods sold - thus impacting the gross margin - while others reflect such costs elsewhere (such as in operating, general and administrative expenses). Unlike many of the larger grocery store chains with which we compete, the Company does not have an internal distribution network. Inventory is delivered directly to our individual store locations by our wholesale supplier, which recovers its distribution costs through the markup that it charges to the Company. Accordingly, our cost of goods sold as reflected in the Company's financial statements is comprised principally of our direct wholesale cost for the acquisition of such inventory, net of applicable rebates and allowances as discussed under "Inventories" in Note 1 of the financial statements presented in the Company's 2007 Annual Report to Shareholders.

Management has been working to reduce operating, general and administrative expenses. As reflected in the table above, while these expenses increased $9,311 for the current quarter as compared to the same period last year, they decreased by 0.85% as a percentage of sales for the quarter. This improvement is attributable to the sales increase experienced for the quarter, as well as to an approximately 18% reduction in depreciation expense as compared to the first quarter of the prior year. Given the age and fully depreciated status of a significant portion of our physical equipment, however, management expects depreciation charges to return to more historically consistent levels as the Company moves through anticipated replacement cycles for this equipment in future periods. Accordingly, we expect future periods to continue to reflect the overall increase in these expenses that has occurred with the addition of the Company's seventh and eighth grocery stores since April 28, 2001, as well as with ongoing increases in service charges related to our support for customer debit and credit card transactions and check cashing activities undertaken as a means of maintaining sales. Management continues to monitor these expenses and continues to evaluate the performance of each of our grocery store locations to determine their long-term value to the Company. Cost increases, combined with the relatively fixed nature of certain of our expenses, mean that any future decrease in sales due to the effects of ongoing competition will likely erode that improvement experienced in these expenses as a percentage of sales during the current quarter, which could affect the Company's operating profits. A more detailed discussion of these expenses and related changes for the periods presented is set forth below under the caption "Operating, General and Administrative Expenses."

The sales increase for the quarter, coupled with the increases in certain items of other income discussed in more detail below, contributed significantly to the fact that our net income for the quarter more than doubled, increasing by $28,481 as compared to the net income of $20,347 experienced for the same quarter of the prior year. The impact of these favorable items was somewhat offset by a $3,425 (or 23%) increase in interest expense, reflecting an increase in the weighted average interest rate applicable to our variable rate debt during the first quarter of each respective year (from 8.16% to 8.24%) due to intervening increases in the prime rate coupled with the effect of an increase of $92,968 in our total debt balances. Interest income (principally comprised of interest on our certificate of deposit) remained relatively flat for the periods presented.


Sales:
------

Sales for the three months ended September 1, 2007 increased $350,171 (or 4.17%) over sales for the same quarter last year. During the current quarter all eight of the Company's stores experienced sales increases as compared to the same quarter of the prior year, ranging from 0.21% to 10.69%. The location with the 10.69% increase also experienced an increase of 10.66% during the subsequent month of September (as compared to September of last year), while the two stores affected by the opening of a locally owned competitor showed a decrease in sales in September 2007. The Company experienced an overall sales increase of 1.64% for the month of September 2007. Management will attempt to maintain the overall increase in sales by continuing to offer lower-priced generic goods to our customers and continuing with weekly advertised specials (including certain targeted promotions) throughout the year. We believe that each of these factors, as well as the continuing effects of high gas prices on consumers' spending choices and the availability of our check cashing program for customers, contributed to the sales increases experienced thus far in fiscal 2008.

Sales for the three months ended September 2, 2006 increased $395,622 or 4.95% compared to the same quarter of fiscal 2005. Six of our stores experienced sales increases ranging from 2.47% to 14.99% (with the 14.99% increase representing the achievement of a more normalized level of sales at our eighth grocery store location, following an extended transitional period after its addition to the Company in December 2003). The two remaining stores experienced sales declines of 0.34% and 4.10%. The 4.10% decline occurred at a location where we had to replace certain store-level management employees in connection with the significant theft loss that was discovered during our fiscal 2006 annual audit. This location also has been adversely impacted in recent periods by the fact that another tenant moved out of the shopping center where it is located during fiscal 2006, as well as by generally unfavorable traffic pattern conditions at that location. As discussed above, we believe that the 4.95% increase in sales for the first quarter of the fiscal 2006 period as compared to the first quarter of fiscal 2005 is attributable to the introduction of certain lower-priced generic goods and periodic weekly advertised specials run to stimulate sales during the quarter, as well as to the closing of a competitor located between two of the Company's stores and the effects of high gas prices on consumers' spending choices.


Gross Margin:
-------------

The Company's gross margin percentage for the three months ended September 1, 2007 decreased by 0.61%, from 23.99% to 23.38% as compared to the same quarter of last year. However, the gross margin for the current quarter reflected relative stability as compared to the 23.28% gross margin experienced for the fourth quarter of the fiscal year ended June 2, 2007. This decrease versus the prior year period is attributable to the impact of increased sales of lower-priced generic goods (including delays in recovering increases in the costs of certain of these goods through adjustments to our retail prices), as well as to the other promotional activities described above. Management is working to strategically adjust the prices of the Company's generic merchandise offerings to recover increases in our wholesale costs, to the extent permitted by competition.

The Company's gross margin percentage for the three months ended September 2, 2006 decreased by 0.46% from 24.45% to 23.99% as compared to the three months ended August 27, 2005. This decrease was attributable to the program to introduce lower-priced generic goods and to the other promotional activities discussed above, as well as to increased wholesale costs for certain items (principally certain private label merchandise) which we did not succeed in passing on through adjustments to our retail prices during the quarter.


Operating, General and Administrative Expenses:
-----------------------------------------------

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

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the quarters ended September 1, 2007 and September 2, 2006:

                                           First Quarter   % of First Qtr.  First Quarter   % of First Qtr.
Expense Item                                2007 Amount      2007 Total      2006 Amount      2006 Total
-----------------------------------------  --------------  ---------------  --------------  ---------------
Payroll                                    $      996,157             49.4  $      999,768             49.8
Utilities & telephone expense                     175,569              8.7         173,516              8.6
Rent                                              162,209              8.0         160,050              8.0
Insurance                                         141,433              7.0         166,010              8.3
Advertising & promotion                           137,082              6.8         132,747              6.6
General & office supplies                         101,345              5.0          92,183              4.6
Repairs & maintenance                              89,659              4.5          86,297              4.3
Depreciation                                       30,834              1.5          37,546              1.9
Bank service charges and credit card fees          37,692              1.9          40,529              2.0
Bad checks                                         44,984              2.2          43,873              2.2
Professional fees                                  42,665              2.1          18,597              0.9
All other misc.                                    57,477              2.9          56,679              2.8
                                           --------------  ---------------  --------------  ---------------
TOTAL                                      $    2,017,106            100.0  $    2,007,795            100.0
                                           ==============  ===============  ==============  ===============

Operating, general and administrative expenses for the quarter ended September 1, 2007 increased overall by only $9,311 over the same quarter last year. While payroll expenses decreased by $3,611 (or 0.4%) versus last year, these expenses are expected to increase during the next quarter because of the federally mandated increase in the minimum wage that took effect immediately after the quarter ended. Store management has been working to reduce these expenses prior to the wage increase through more efficient management of employee scheduling. Insurance expense decreased by $24,577 (or 14.8%) as a result of a reduction in workman's compensation premiums for our policy period which began on July 1, 2007. Advertising and promotion expense increased $4,335 (or 3.3%), due primarily to increased costs associated with certain sales promotions during the quarter as compared to the prior year period. General & office supplies increased $9,162 (or 9.9%) due to increased cost for various items purchased by the Company. Repairs and maintenance increased $3,362 (or 3.9%) due to our equipment requiring more upkeep due to its age. Conversely, depreciation expense was reduced by $6,712 (or 17.9%) also due to the age and fully depreciated status of much of our equipment. As noted above, however, these charges may be expected to return to more historically consistent levels as the Company moves through anticipated equipment replacement cycles in future periods. Professional fees increased $24,068 (or 129.4%) as a result of increased regulatory compliance expense under the Sarbanes-Oxley Act, coupled with increased utilization of legal services as compared to the same quarter of last year.

Bank service charges and credit card fees decreased by $2,837 (or 7.0%) due to the improvements in the Company's cash balances and cash management procedures as a result of the recent change in our principal banking relationship during the fourth quarter of fiscal 2007 and the associated increase in our revolving line of credit. Bad checks expense increased by $1,111 (or 2.5%), reflecting a trend in the presentation and subsequent cashing of counterfeit checks. Management believes that the practice of cashing customers' checks, while posing risks for the Company (such as the theft loss that was experienced during the fourth quarter of fiscal

2006 and recent increases in bad checks expense), is also vital to our competitive strategy for maintaining customer traffic and growing sales in the face of the increased competition from larger grocery retailers that we have experienced in recent years. We have installed a check verification system to reduce bad checks expense and are investigating a possible upgrade to a more sophisticated system to further combat this problem. We also have implemented other measures to improve our process for managing customer check cashing activities and reducing associated expenses while continuing to offer this service to our customers, including efforts undertaken during the past year to improve training and employee education on this topic and related efforts to improve supervision of the check cashing process by individual store managers. All other expenses remained generally consistent with last year's figures.

Overall, operating, general and administrative expenses increased by $38,006 (or 1.9%) for the quarter ended September 2, 2006 as compared to the comparable period of 2005. The most significant increase in these expenses for 2006 was in the area of personnel salary and related payroll costs. These costs increased by $39,882 (or 4.2%), due to an increase in the bonuses awarded or accrued during the quarter (principally to store-level management employees) of approximately $6,500 and increases in base salaries given to store personnel during the month of April 2006, as well as the addition of one employee to the Company's main office staff during the month of October 2005. Increases of $7,489 (or 22.7%) in bank service charges and credit card fees and $9,756 (or 28.6%) in bad checks expense also significantly influenced the increase in these expenses for the current quarter. The Company's practice of cashing payroll checks for customers at its grocery store locations contributed to these increases, but they also are attributable to increases in merchant fees paid by the Company as more customers elect to pay for grocery purchases with debit and credit cards. As discussed above, we believe that the practice of cashing customers' checks, while posing risks for the Company, is also vital to our ability to support sales in the face of the ever increasing competition faced by the Company.

Other significant increases in these expenses for the 2006 quarter included an increase of $18,265 (or 11.8%) in utilities and telephone expense, largely due to increasing energy costs in recent periods which are beyond the Company's control, an increase of $8,317 (or 5.3%) in insurance expense (due to an increase of $10,625 in group insurance partially offset by a decrease of $2,308 in other insurance expense), a $4,896 (or 3.2%) increase in rent (due to the recent renewal of a lease at one store location at a higher base rent, as well as to higher percentage rents based on the sales increases noted above), and an increase of $7,867 (or 16.1%) in the "all other miscellaneous" component (composed primarily of a $6,143 increase in vehicle expenses due to increased vehicle usage as well as increased maintenance as we have stretched our historical vehicle replacement schedules in order to reduce capital spending). These increases were partially offset by decreases in certain components of these expenses as compared to the first quarter of the prior fiscal year, including a $28,619 (or 43.3%) decrease in depreciation (reflecting a significant reduction in our purchases of new equipment during fiscal 2006 as compared to prior years, as well as the fact that some of our older equipment is now fully depreciated), a decrease of $17,386 (or 11.6%) in advertising and promotion expense (reflecting the fact that we did not run certain programs that increases these expenses last year, but also offset by increases in the cost of the other promotions described above during the first quarter of fiscal 2007), and a decrease in professional fees of $10,057 (or 35.1%, due principally to discontinuing the services of an outside security firm that was contracted for one location during the corresponding period of last year).

In accordance with EITF 02-16, advertising rebates received from suppliers are deducted from advertising expense within this category.

Interest and Other Income:
--------------------------

Other income (not including interest income) increased $10,686 (or 40.6%) for the quarter ended September 1, 2007 as compared to the quarter ended September 2, 2006. The components of other income for the quarters ended September 1, 2007 and September 2, 2006, apart from interest income, were as follows:

                                                   THIRTEEN WEEKS ENDED
                                           --------------------------------------
Description                                September 1, 2007   September 2, 2006
-----------------------------------------  ------------------  ------------------
Check cashing fees                         $           22,944  $           17,036
Funds for handling money orders/transfers               4,924               2,901
Vendor's compensation from the States of
  Alabama and Georgia for collecting and
  remitting sales taxes on a timely basis               3,724               3,695
Returned check fees                                       377                 555
Revenue related to Fed-Ex shipments/other               5,067               2,163
                                           ------------------  ------------------
TOTAL                                      $           37,036  $           26,350
                                           ==================  ==================

The increase in check cashing fees for the first quarter of 2007 reflects a $2.00 per check increase in the fee that we charge customers for cashing checks without a grocery purchase, which was implemented in September 2006. Other changes in the components of other income presented above relate primarily to variations in the volume of the associated activity or service provided by the Company during each of the fiscal quarters presented. Interest income increased by only $10 as compared to the first quarter of fiscal 2007. This increase was more than offset by a $3,425 increase in interest expense (due to increases in outstanding debt as well as increases in the weighted average interest rate applicable to the Company's debt for the same period).

Income Taxes:
-------------

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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the thirteen weeks ended September 1, 2007 or September 2, 2006, as a result of a continued net operating loss carryforward and the related full valuation of the Company's net deferred tax assets.

Inflation:
----------

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


                               FINANCIAL CONDITION
                               -------------------

Liquidity and Capital Resources:
--------------------------------

Changes in the Company's liquidity and capital resources during the periods presented resulted primarily from the following:

During the thirteen weeks ending September 1, 2007, the Company generated $80,443 in cash flow from operating activities, primarily due to a reduction in accounts receivable in the amount of $98,014 and net income of $48,828, coupled with impact of non-cash depreciation charges in the amount of $30,834, partially offset by other changes in the Company's working capital accounts - principally the effect of a $31,435 increase in inventories (generally due to increases in the wholesale cost of certain items purchased by the Company) and a $45,431 (or 5.0%) reduction in accounts payable versus the prior year period. Net cash provided by operating activities was partially offset by cash flows used in financing activities in the amount of $29,650 (consisting of a $12,161 reduction in the balance of our certificate of deposit offset by $41,811 used to fund purchases of property and equipment, including the purchase of two vehicles) during the quarter. We also decreased the Company's short term borrowings by $39,356, paid $26,583 on the Company's long term debt, redeemed $770 in common stock and borrowed $35,435 in connection with the purchases of the two new vehicles during the quarter, resulting in net cash used in financing activities of $31,274. Overall, the Company increased its cash and cash equivalents by $19,519 during the quarter.

During the thirteen weeks ending September 2, 2006, the Company generated $187,454 in cash flow from operating activities, primarily due to the effects of a $173,384 increase in accounts payable, $37,546 in depreciation (which is a non-cash expense) and net income of $20,347 for the period. We also generated $12,038 in cash flow from investing activities (consisting of a $14,773 reduction in the balance of our certificate of deposit offset by $2,735 used to fund purchases of property and equipment (principally additional store shelving at our seventh and eighth grocery store locations) during the quarter. We reduced the Company's long-term debt by a net amount of $23,346 and its short-term debt by a net amount of 13,684 (consisting of a net $13,680 reduction in borrowings from affiliated parties and a net $4 reduction in the amount owed under the Company's line of credit) and redeemed $893 in common stock during the first quarter of fiscal 2007. Overall, the Company increased its cash and cash equivalents in the amount of $161,569 during the first quarter of fiscal 2007.

The ratio of current assets to current liabilities was 1.80 to 1 at the end of the latest quarter, September 1, 2007 compared to 1.63 to 1 on September 2, 2006 and 1.75 to 1 at the end of the fiscal year ended on June 2, 2007. Cash, cash equivalents and the certificate of deposit constituted 26.94% of the total current assets at September 1, 2007, as compared to 24.50% of the total current assets at September 2, 2006 and 26.31% at June 2, 2007. As the Company has experienced operating losses in recent years, we have been forced to rely more extensively on managing other elements of the Company's overall working capital structure , as well as on additional borrowings under the line of credit, to fund ongoing operations. During the last two years, management also has limited additional capital spending and has been attempting to control costs in other areas to moderate the effects of these developments on the Company's overall liquidity by reducing the Company's working capital requirements.

Historically, the Company has financed its working capital requirements principally through its cash flow from operations. Short-term borrowing to finance inventory purchases is currently provided by the Company's $800,000 line of credit from its bank and through borrowings from related parties, as discussed below. Effective May 3, 2007, we entered into a new credit facility with Gateway Bank & Trust, which includes an $800,000 line of credit with a 12 months term. The line of credit contains a borrowing base provision which limits the maximum outstanding indebtedness to forty percent (40%) of the value of the Company's inventory, as measured on a quarterly basis. As of September 1, 2007, we had $230,000 available to be borrowed under the line of credit. The bank line of credit is secured by the Company's certificate of deposit, as well as by a security interest in substantially all of our accounts receivable, inventory, machines and equipment, furniture and fixtures and by personal guarantees of Michael A. Richardson and Paul R. Cook, the Company's President and CEO and Executive Vice President and CFO, respectively. While we believe that these sources will continue to provide us with adequate liquidity to supply the Company's working capital needs, if the Company's operating losses were to increase relative to depreciation and other non-cash charges, our operating cash flows could be adversely affected. If this happens, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs. If we were required to seek such additional financing and were not able to obtain it, or were unable to do so on commercially reasonable terms, we could be required to reduce the Company's current level of operations in order to lower our working capital requirements to a level that our present financing arrangements would support.

Short-term  borrowings  as  of  specific  dates  are  presented  below:

                              September 1,   June 2,   September 2,
                                  2007         2007        2006
                              -------------  --------  -------------
Michael and Diana Richardson  $      13,096  $ 12,832  $      12,078
Matthew Richardson                    1,488     1,458          1,373
Line of Credit                      570,000   609,650        499,996
                              -------------  --------  -------------
TOTAL                         $     584,584  $623,940  $     513,447
                              =============  ========  =============

During the quarter ended September 1, 2007, we increased the Company's borrowings from related parties by a net amount of $294 (reflecting additional interest accrued) and reduced the outstanding balance under the line of credit by a net amount of $39,650 (reflecting payments of $39,650 in principal).

The Company's line of credit with Gateway Bank & Trust bears interest at prime, subject to a 6.0% floor. Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Gateway Bank &

Trust on the line of credit. Michael Richardson is Chairman of the Board and Chief Executive Officer of the Company. Diana Richardson is the wife of Michael Richardson, and Matthew Richardson is their son.


Long-Term Debt:
----------------

At September 1, 2007, long-term debt consisted of a note payable to Gateway Bank & Trust of $172,774 incurred in May 2007 to refinance the addition of the Company's eighth grocery store. In addition, two vehicles were purchased and financed through Tennessee Valley Federal Credit Union with balances due at September 1, 2007, of $16,062 and $18,025. Additionally, a vehicle loan, also financed with Tennessee Valley Federal Credit Union, had a balance due of $14,241. Long-term debt as of specific dates is presented below:

                                  September 1,   June 2,   September 2,
                                      2007         2007        2006
                                  -------------  --------  -------------
Note payable, Bank, secured by
all inventory, machinery and
equipment, due $6,781 monthly,
interest at prime with 6% floor
through December 2008.            $           -  $      -  $     179,611

Note payable, Bank, secured by
all inventory, machinery and
equipment, due $3,684 monthly,
interest at the prime rate
through April 2012.                     172,774   180,000              -

Vehicle loans; collateralized by
automobiles due  monthly
through July 2010.                       48,328    32,250         19,660
                                  -------------  --------  -------------
                                  $     221,102  $212,250  $     199,271
Less current maturities                  48,395    40,206         73,219
                                  -------------  --------  -------------
                                  $     172,707  $172,044  $     126,052
                                  =============  ========  =============

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to September 1, 2007:

           Twelve Months
          Ending September  Amount
          ----------------  -------
               2008         $48,395
               2009          51,918
               2010          50,413
               2011          39,949
               2012          30,427

During the quarter ended September 1, 2007 retained earnings increased as a result of the Company's net income for the quarter.

Critical Accounting Policies:
-----------------------------

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


Off-Balance  Sheet  Arrangements:
---------------------------------

The Company had no significant off-balance sheet arrangements as of September 1, 2007.


Related Party Transactions:
---------------------------

Except as discussed above under "Liquidity and Capital Resources," there were no material related party transactions during the thirteen week period ended September 1, 2007.


Forward - Looking Statements:
-----------------------------

Information provided by the Company, including written or oral statements made by its representatives, may contain "forward looking information" as defined in
Section 21E of the Securities Exchange Act of 1934, as amended. All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, the effects of future competition, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors previously have been identified in filings or statements made on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K. Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include the following (in addition to those matters discussed in the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 2, 2007): changes in the general economy or in the Company's primary markets, the effects of ongoing price competition from competitors (some of which have greater financial resources than those of the Company), changes in consumer spending, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company's vendors, and other issues and uncertainties detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes. The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities. The effective interest rate on the Company's borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate. The Company does not maintain any interest rate hedging arrangements. Based on the Company's outstanding indebtedness at September 1, 2007 (and annualized to represent a full twelve months of results), a one percent (1.0%) increase in the prime interest rate would increase interest expense applicable to our variable rate debt (and decrease our net income) by approximately $7,600 annually. Conversely, a one percent (1.0%) decrease in the prime interest rate would decrease interest expense applicable to our variable rate debt (and increase our net income) by approximately $7,600 annually.

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

                            AMERICAN CONSUMERS, INC.

                          PART II     OTHER INFORMATION

ITEM 1A.    RISK FACTORS

Information regarding risk factors appears under the caption "Forward-Looking Statements" in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 2, 2007. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Issuer Repurchases:
        -------------------

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:

                                   Average     Total Number of     Maximum Number of
                   Total Number     Price    Shares Purchased as  Shares that May Yet
                     of Shares    Paid per   Part of a Publicly      Be Purchased
Period             Purchased (1)    Share      Announced Plan       Under the Plan
-----------------  -------------  ---------  -------------------  -------------------
June 2 -
June 30, 2007                110  $    1.00                    -                    -
July 1 -  July
28, 2007                     220       1.00                    -                    -
July 29 -
September 1, 2007            440       1.00                    -                    -
                   -------------  ---------  -------------------  -------------------
TOTAL                        770  $    1.00                    -                    -
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


Date:    October 16, 2007            /s/ Michael A. Richardson
       --------------------          --------------------------
                                     Michael A. Richardson
                                     CHAIRMAN OF THE BOARD AND
                                     CHIEF EXECUTIVE OFFICER
                                     (Principal Executive Officer)

Date:    October 16, 2007            /s/ Paul R. Cook
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