Form 10-Q
period 2007-12-01
AMERICAN CONSUMERS INC
filed 2008-01-15
CIK 4811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 0-5815

AMERICAN CONSUMERS, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-1033765
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

55 Hannah Way, Rossville, GA	30741
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (706) 861-3347

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act). ☐ YES   ☒  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 3, 2008
COMMON STOCK - $ .10 PAR VALUE	782,769
NON VOTING COMMON STOCK - $ .10 PAR VALUE	----

ITEM 1.   FINANCIAL STATEMENTS
FINANCIAL INFORMATION
AMERICAN CONSUMERS, INC.
CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	December 1,	December 2,	December 1,	December 2,
	2007	2006	2007	2006

NET SALES	$8,487,207	$8,392,267	$17,228,089	$16,782,978
COST OF GOODS SOLD	6,513,801	6,417,697	13,211,145	12,795,391
Gross Margin	1,973,406	1,974,570	4,016,944	3,987,587

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	1,987,573	1,995,765	4,004,679	4,003,560

Operating Income (Loss)	(14,167)	(21,195)	12,265	(15,973)

OTHER INCOME (EXPENSE)
Interest income	4,166	4,030	7,804	7,658
Other income	30,485	35,032	67,521	61,382
Interest expense	(16,790)	(14,636)	(35,068)	(29,489)
Income Before Income Taxes	3,694	3,231	52,522	23,578
INCOME TAXES	—	—	—	—

NET INCOME	3,694	3,231	52,522	23,578

RETAINED EARNINGS:
Beginning	921,165	795,903	872,388	775,615

Redemption of common stock	(122)	(454)	(173)	(513)

Ending	$924,737	$798,680	$924,737	$798,680

PER SHARE:
Net Income	$0.005	$0.004	$0.067	$0.030
Cash dividends	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	783,836	790,191	784,758	794,076

See Notes to Financial Statements

FINANCIAL INFORMATION
AMERICAN CONSUMERS, INC.
CONDENSED BALANCE SHEETS

	December 1,	June 2,
	2007	2007
	(Unaudited)
--A S S E T S--
CURRENT ASSETS
Cash and cash equivalents	$628,200	$582,472
Certificate of deposit	303,924	312,161
Accounts receivable	156,254	233,057
Inventories	2,201,132	2,118,189
Prepaid expenses	60,251	154,213
Total current assets	3,349,761	3,400,092
PROPERTY AND EQUIPMENT - at cost
Leasehold improvements	303,766	300,800
Furniture, fixtures and equipment	3,310,564	3,298,923
	3,614,330	3,599,723
Less accumulated depreciation	(3,287,250)	(3,275,328)
	327,080	324,395
TOTAL ASSETS	$3,676,841	$3,724,487

--LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
Accounts payable	$825,367	$904,396
Short-term borrowings	614,867	623,940
Current maturities of long-term debt	50,112	40,206
Accrued sales tax	131,039	152,893
Other	239,927	224,683
Total current liabilities	1,861,312	1,946,118
LONG-TERM DEBT	159,296	172,044

STOCKHOLDERS' EQUITY
Nonvoting preferred stock – authorized 5,000,000 shares of no par value; no shares issued	—	—
Nonvoting common stock – authorized 5,000,000 shares-$.10 par value; no shares issued	—	—
Common stock - $.10 par value; authorized 5,000,000 shares; shares issued of 783,253 and 785,870 respectively	78,325	78,587
Additional paid-in capital	653,171	655,350
Retained earnings	924,737	872,388
Total Stockholders' Equity	1,656,233	1,606,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,676,841	$3,724,487

See Notes to Financial Statements

FINANCIAL INFORMATION
AMERICAN CONSUMERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	December 1,	December 2,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$52,522	$23,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,291	75,743
Change in operating assets and liabilities:
Accounts receivable	76,803	(45,597)
Inventories	(82,943)	(68,818)
Prepaid expenses	93,962	(63,345)
Accounts payable	(79,029)	90,048
Accrued sales tax	(21,854)	(22,394)
Other accrued liabilities	15,244	20,223

Net cash provided by operating activities	116,996	9,438

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in certificate of deposit	8,237	10,739
Purchase of property and equipment	(64,976)	(10,540)
Net cash provided by (used in) investing activities	(56,739)	199

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term borrowings	(9,073)	(13,410)
Proceeds from long-term borrowings	35,435	—
Principal payments on long-term debt	(38,277)	(41,007)
Redemption of common stock	(2,614)	(7,769)
Net cash used in financing activities	(14,529)	(62,186)

Net increase (decrease) in cash	45,728	(52,549)
Cash and cash equivalents at beginning of period	582,472	334,654
Cash and cash equivalents at end of period	$628,200	$282,105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the six months for:
Interest	$35,068	$29,489

See Notes to Financial Statements

AMERICAN CONSUMERS, INC.
NOTES TO FINANCIAL STATEMENTS

(1)	Basis of Presentation.

The financial statements have been prepared in conformity with United States generally accepted accounting principles.

The interim financial statements have not been audited and should be read in conjunction with the notes to the financial statements presented in the Corporation’s 2007 Annual Report to Shareholders.  The quarterly financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.  All such adjustments are of a normal recurring nature.  The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)	Commitments and Contingencies.

Ordinary course capital expenditures replacements of store equipment during fiscal 2008 are estimated to be $50,000 or less, which we expect to be funded from operating cash flows.  In addition to these expected equipment replacements, two vehicles have been purchased during the first two quarters of fiscal 2008 at a cost of $35,435.  We may also have to replace the Company’s maintenance vehicle during fiscal 2008 or early 2009 at an estimated cost of approximately $30,000 to $35,000, which we expect to fund through either bank or manufacturer financing, whichever will provide the Company with the most favorable terms.  Finally, while management has attempted to postpone future upgrades of our existing cash registers and scanning equipment, the pending change to add an additional digit to UPC bar codes on inventory items and the deterioration of the current equipment will likely require such upgrades to begin within the current fiscal year.  The estimated costs of the upgrades range from $54,545 to $69,319 per store, depending on the ability to use current scanners and scales.  We will attempt to manage the number of units purchased and the timing of such purchases to both contain the Company’s overall costs and allow us to finance these purchases on the most favorable terms that we can obtain.  As of December 1, 2007, capital expenditures for the fiscal year to date totaled $64,976, including the above vehicles, three meat scales with printers, a used ice machine, a fence and a camera system.  Five more stores will need to be updated with meat scales and printers, probably during the current fiscal year, as part of the ordinary course replacements mentioned above.

The Company adopted a retirement plan effective January 1, 1995.  The plan is a 401(k) plan administered by BISYS Qualified Plan Services. BISYS is currently in the process of changing its name to Ascensus following the combining of BISYS Commercial and Crump Insurance Services. Participation in the plan is available to all full-time employees after one year of service and age 19.  Any contribution by the Company is at the discretion of the Board of Directors, which makes its decision annually at the quarterly meeting in January.  The Board voted to contribute $7,500 to the plan for both calendar years 2007 and 2006.

(3)	Cost of Goods Sold.

Cost of goods sold is comprised of the cost of purchasing the Company’s products (such as groceries and other vendor-supplied products) sold during the period.  Cost of goods sold is equal to the beginning inventory, plus the cost of goods purchased during the period, less the amount comprising ending inventory.  The cost of goods sold shown on the Company’s Statement of Income and Retained Earnings is presented net of rebates from suppliers.  These rebates represent cash consideration received from suppliers based primarily on the Company’s volume of purchases from such suppliers.  These rebates do not include reimbursement of costs incurred to sell the supplier’s products.  In accordance with EITF 02-16, the Company applies rebates from suppliers (excluding rebates for advertising costs) as a reduction in cost of goods sold.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	December 1,	December 2,	December 1,	December 2,
	2007	2006	2007	2006
Sales	$8,487,207	$8,392,267	$17,228,089	$16,782,978
% Sales Increase	1.13%	4.28%	2.65%	4.61%
Gross Margin %	23.25%	23.53%	23.32%	23.76%
Operating, General and Administrative Expense:
Amount	$1,987,573	$1,995,765	$4,004,679	$4,003,560
% of Sales	23.42%	23.78%	23.25%	23.85%
Net Income	$3,694	$3,231	$52,522	$23,578

Overview:

American Consumers, Inc., (the “Company”), operates eight (8) self-service supermarkets within a compact geographical area that comprises Northwest Georgia, Northeast Alabama and Southeast Tennessee. All of our supermarkets are operated under the name “Shop-Rite,” and are engaged in the retail sale of groceries including meats, fresh produce, dairy products, frozen foods, bakery products, tobacco products and miscellaneous other non-food items.

The thirteen weeks (quarter) ended December 1, 2007 resulted in a net income in the amount of $3,694, representing the sixth consecutive profitable quarter for the Company.  Sales increased by only 1.13% during the current quarter as compared to a 4.28% increase during the prior year.  The small sales increase, while tempered by a decrease in the gross margin of 0.28% for the quarter, also coincided with a decrease of $8,192 (or 0.41%) in the operating, general and administrative expenses for the quarter.  Interest expense for the quarter also increased by $2,154 as compared to the prior year, due to additional borrowing on the Company’s line of credit to support traditionally higher November inventory levels for the Thanksgiving holiday and to maintain two accounts as the Company changed bank accounts during the quarter.  Other income for the quarter also declined by $4,547 versus the prior year period, due principally to variations in the level of certain activities as discussed below under “Interest and Other Income.”  Cumulatively, these changes resulted in a small increase ($463) in net income for the quarter as compared to the same quarter last year.  For the first six months of fiscal 2008, sales increased by 2.65%, offset somewhat by a 0.44% decrease in the gross margin.  Interest expense increased by $5,579 as compared to the first six months of the prior year, largely due to the same factors discussed above for the quarter, and operating, general and administrative expenses actually increased slightly (by $1,119, or 0.03%) for the first six months of fiscal 2008.  However, the sales increase, coupled with an increase of $6,139 in other income detailed below, helped to more than offset this slight increase in expenses and a 0.44% decline in the gross margin, leading a $28,944 increase in net income as compared to the first six months of fiscal 2007.

The thirteen weeks (quarter) ended December 2, 2006 resulted in a net income in the amount of $3,231.  During that period sales increased 4.28% over the same period last year.  This increase dropped slightly from the increase of 4.95% during the first quarter of fiscal 2007, resulting in a sales increase of 4.61% for the first six months of the fiscal year.  During the first quarter of fiscal 2007 we began a program to introduce certain lower priced generic goods to compete with other stores in our trade area who offer this option to their customers.  Management believes that this program was a significant factor contributing to the increase in sales, and that this impact has continued into the first half of fiscal 2008, as reflected in the results discussed above.  However, the increase was also influenced by the closing of a competitor located between two of the Company’s stores during the last quarter of the Company’s fiscal 2006.  We believe that prevailing high gasoline prices during the first two quarters of fiscal 2007 also contributed to the increase, as customers chose to purchase more groceries for home meal preparation to reduce their spending at restaurants and to patronize grocery stores located closer to their homes, and that this impact also has carried over into the first two quarters of fiscal 2008.

However, the introduction of the lower-priced generics, as well as certain targeted promotions and other weekly advertised specials run to stimulate sales during the first six months of both fiscal 2008 and fiscal 2007 also contributed to the gross margin declines reflected above for all of the periods presented.  The gross margins experienced for the quarter and first six months of fiscal 2008 represent reductions of 0.48% and 0.41%, respectively, from the 23.73% gross margin realized for fiscal year 2007, while the gross margins reflected above for the comparable periods of fiscal 2007 represented gross margin reductions of 0.65% and 0.42%, respectively, compared to the 24.18% gross margin realized for fiscal year 2006.

Management actively monitors both the gross margin and the Company’s retail pricing structure in an attempt to maximize profitability.  Management began working on the Company’s gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002.  While occasional improvements in gross profit have been seen in recent periods, such as the 0.29% increase we achieved for fiscal 2006 versus 2005, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company’s ability to pass through price increases experienced at the wholesale level.  Accordingly, while management attempts to offset increases in its cost (such as our recent successes in recovering our principal supplier’s wholesale price increase during 2005 and a fuel surcharge added by the supplier during the second quarter of fiscal 2006), further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company’s gross margin is possible.  While the increases in sales in recent periods have more than offset the impact of reduced gross margins on profitability, the gross margin reductions experienced as a result of pricing adjustments to increase sales during recent quarters provides further evidence of this trend.

Management believes that competitive pressures on the Company, which have led to the losses experienced in years prior to fiscal 2007, will continue to increase over time as a result of competitors opening more new stores in the Company’s trade area.  These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company.  These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage. In response to these developments, management will continue seeking to manage the Company’s pricing structure to produce the most favorable balance between increases in sales, which help to offset our fixed operating expenses, and the gross margin, which determines the profitability of the additional sales.  We will attempt to improve the gross margin and increase profitability by working to obtain the lowest cost for the Company’s inventory, and as competition permits, by periodically implementing adjustments in the Company’s overall mix of retail prices.

Our gross margins may not be directly comparable to those of our larger competitors, since some of those companies may include the costs of their internal distribution networks in cost of goods sold – thus impacting the gross margin – while others reflect such costs elsewhere (such as in operating, general and administrative expenses).  Unlike many of the larger grocery store chains with which we compete, the Company does not have an internal distribution network.  Inventory is delivered directly to our individual store locations by our wholesale supplier, which recovers its distribution costs through the markup that it charges to the Company.  Accordingly, our cost of goods sold as reflected in the Company’s financial statements is comprised principally of our direct wholesale cost for the acquisition of such inventory, net of applicable rebates and allowances as discussed under “Inventories” in Note 1 of the financial statements presented in the Company’s 2007 Annual Report to Shareholders.

Management has been working to reduce operating, general and administrative expenses.  As indicated by the table above, these expenses decreased by $8,192 for the current quarter as compared to the same period last year, for a decrease of 0.36%.  While operating, general and administrative expenses increased slightly (by $1,119) for the first six months of fiscal 2008, they actually decreased by 0.60% as a percentage of sales as compared to the same period of last year.  This improvement is attributable in part to increased sales for the periods, as well as to decreases in depreciation expense of approximately 16.4% for the quarter and 17.76% for the first six months as compared to the comparable periods of the prior fiscal year.  Given the age and fully depreciated status of a significant portion of our physical equipment, however, management expects depreciation charges to return to more historically consistent levels as the Company moves through anticipated replacement cycles for this equipment in future periods.  Accordingly, we expect future periods to continue to reflect overall increases in these expenses, including expenses related to our support for customer debit and credit card transactions and check cashing activities undertaken as a means of maintaining sales.  Management continues to monitor these expenses and continues to evaluate the performance of each of our grocery store locations to determine their long-term value to the Company.  Cost increases, combined with the relatively fixed nature of certain of our expenses mean that any future decrease in sales due to the effects of ongoing competition will likely erode the improvement experienced in these expenses as a percentage of sales, which could affect the Company’s operating profits.  A more detailed discussion of these expenses and related changes for the periods presented is set forth below under the caption “Operating, General and Administrative Expenses.”

Three Months Ended December 1, 2007 Compared to Three Months Ended December 2, 2006:

Sales:

Sales increased $94,940 or 1.13% during the quarter ended December 1, 2007 compared to the quarter ended December 2, 2006.  Sales have been affected at two of the Company’s stores by the opening of a locally owned supermarket, which opened between the Company’s two stores. The opening resulted in sales decreases for both of these stores.  Two of the Company’s other stores experienced sales decreases of 1.32% and 0.03%, while the other four stores showed increases in sales ranging from 1.47% to 6.93%.  Management will attempt to maintain the overall increase in sales by continuing to offer lower-priced generic goods to our customers and continuing with weekly advertised specials (including certain targeted promotions) throughout the year.  We believe that each of these factors, as well as the continuing effect of high gas prices on consumers’ spending choices and the availability of our check cashing program for customers, contributed to the sales increases experienced thus far in fiscal 2008.  Of course, as discussed below, pricing adjustments made to stimulate sales are also reflected in the gradual erosion of our gross margin in recent periods.

Sales for the three months ended December 2, 2006 increased $344,496 or 4.28% compared to the same quarter the previous year.  Seven of our eight grocery stores experienced sales increases for the quarter (ranging from 1.61% to 8.92%).  The remaining location, where we had to replace certain store-level management employees in connection with the significant theft loss that was discovered during our annual audit, experienced a sales decline of 1.14%.  This location also continued to be adversely impacted by the fact that another tenant moved out of the shopping center where it is located during fiscal 2006, as well as by generally unfavorable traffic pattern conditions at that location.  Although the increase of 4.28% was slightly less than the 4.95% sales increase during the first quarter of fiscal 2007, we still achieved a healthy sales increase of 4.61% for the first six months of the 2007 fiscal year.  As discussed above, we believe these increases are attributable to certain lower-priced generic goods introduced during the first quarter, as well as to the closing of a competitor located between two of the Company’s stores and the effects of high gas prices on consumers’ spending choices.

Gross Margin:

The gross margin percentage for the Company for the three months ended December 1, 2007 decreased by 0.28%, from 23.53% to 23.25% as compared to the same quarter of last year.  This decrease represents a drop of 0.48% from the gross margin percentage of 23.73% obtained during the fiscal year ended June 1, 2007.  This decrease versus the prior year period is attributable to the delays in recovering increases in the costs of certain goods through adjustments to our retail prices and to the promotional programs ran by the Company.  Management is working to strategically adjust the prices of the Company’s merchandise offerings to recover increases in our wholesale costs, to the extent permitted by competition.

The Company’s gross margin percentage for the three months ended December 2, 2006 decreased by 0.69% as compared to the three months ended November 26, 2005, from 24.22% to 23.53%.  This decrease was attributable to the program to introduce lower-priced generic goods and to the other promotional activities discussed above, as well as to increased wholesale costs for certain items (principally certain private label merchandise) which we did not succeed in passing on through adjustments to our retail prices during the quarter.

Operating, General and Administrative Expenses:

The Company’s operating, general and administrative expenses are comprised mainly of personnel salary and related payroll costs, utilities and telephone expenses, rental payments for leased locations, insurance expense, advertising and promotion expense, general and office supplies expense, repairs and maintenance, depreciation expense, bank service charges and credit card fees, bad checks expense, professional fees, and other minor miscellaneous expenses.  In accordance with EITF 02-16, advertising rebates received from suppliers are deducted from advertising expense within this category.

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the quarters ended December 1, 2007 and December 2, 2006:

Expense Item	Second Quarter 2008 Amount	% of Second Qtr. 2008 Total	Second Quarter 2007 Amount	% of Second Qtr. 2007 Total
Payroll	$989,207	49.8	$985,019	49.4
Utilities & telephone expense	185,760	9.2	177,844	8.9
Rent	166,806	8.4	160,779	8.1
Insurance	127,035	6.4	157,849	7.9
Advertising & promotion	113,854	5.9	121,451	6.1
General & office supplies	102,169	5.0	86,263	4.3
Repairs & maintenance	87,811	4.4	89,827	4.5
Depreciation	31,457	1.6	37,616	1.9
Bank service charges and credit card fees	37,775	1.9	42,359	2.1
Bad checks	43,077	2.2	35,428	1.8
Professional fees	45,000	2.3	40,693	2.0
All other miscellaneous	57,622	2.9	60,637	3.0
TOTAL	$1,987,573	100.0	$1,995,765	100.0

Overall, operating, general and administrative expenses decreased slightly, by $8,192 (or 0.41%), for the second quarter of fiscal 2008 as compared to the comparable period of fiscal 2007.  Payroll expense increased by $4,188 (or 0.4%) versus last year due to the federally mandated increase in the minimum wage that took effect at the first of this quarter.  Store management has been working to reduce these expenses prior to the wage increase through more efficient management of employee scheduling and will continue to do so.  Utilities and telephone expense increased by $7,916 (or 4.45%) as energy costs continue to rise.  Rent increased by $6,027 due to increases in rent at two locations.  General and office supplies increased by $15,906 (or 18.44%) due to increases in costs as well as additional supplies needed to accommodate increased sales.  Bad checks expense increased $7,649 (or 21.59%), reflecting a trend in the presentation and subsequent cashing of counterfeit checks.  Management believes that the practice of cashing customers’ checks, while posing risks for the Company (such as the theft loss that was experienced during the fourth quarter of fiscal 2006 and recent increases in bad checks expense), is also vital to our competitive strategy for maintaining customer traffic and growing sales in the face of increased competition from grocery retailers that we have experienced in recent years. Professional fees increased by $4,307 (or 10.58%) as costs continue to increase due to compliance with Sarbanes-Oxley Act.

Insurance expense decreased by $30,814 (or 19.52%) as a result of a reduction in workman’s compensation premiums for our policy period that began on July 1, 2007.  Advertising and promotion expense decreased by $7,597, (or 6.26%) due to management’s efforts to reduce these costs during the current quarter.  Repairs and maintenance expense decreased by $2,016 (or 2.24%) due to a reduction in the need for repairs during the quarter.  Depreciation decreased by $6,159 (or 16.37%) due to the age and fully depreciated status of much of our equipment.  These charges may be expected to return to more historically consistent levels as the Company moves through anticipated equipment replacement cycles in future periods.  Bank service charges and credit card fees decreased by $4,584 (or 10.82%) due to improved cash flow resulting in reduced bank service charges during the quarter.  All other expenses remained generally consistent with last year’s figures.

For the second quarter of last year that ended on December 2, 2006, operating, general and administrative expenses decreased slightly, by $3,122 (or 0.16%), as compared to the comparable period of fiscal 2006.  Significant reductions in depreciation expense, advertising and promotion expense, and insurance helped to offset a significant increase in payroll and lesser increases in certain other expenses in this category.  Payroll costs increased by $33,354 (or 3.50%) as compared to the same period last year due to an increase in the bonuses awarded or accrued during the quarter (principally to store-level management employees) of approximately $4,875 and increases in base salaries given to store personnel during the month of April 2006, as well as the addition of one employee to the Company’s main office staff during the month of October 2005.  While management strives to control payroll costs as much as possible (such as by using part-time employees where appropriate), it is also vital to our ability to compete with larger grocery retailers that we maintain adequate staffing levels and continue to provide certain customer services (such as grocery carry-out) that increase labor costs.  General and office supplies expense increased by $9,781 (or 12.79%) compared to the corresponding quarter of the prior year, due to price increases for some of the routine supplies purchased by the Company (particularly certain petroleum-based packaging materials) as well as to routine fluctuations in the timing and volume of supply orders placed by each of our individual stores.  Professional fees increased $2,129 (or 5.52%) due to additional work and delays in the filing of our annual report for fiscal 2006 occasioned by the theft loss that was discovered during the annual audit.  We also experienced increases of $3,694 (or 9.55%) in bank service charges and credit card fees and $1,531 (or 4.52%) in bad checks expense during the current quarter as compared to the prior year period.  As we have previously reported, the Company’s practice of cashing payroll checks for customers at its grocery store locations contributes to ongoing increases in these expenses, but they also are attributable to increases in merchant fees paid by the Company as more customers elect to pay for grocery purchases with debit and credit cards.  Management believes that the practice of cashing customers’ checks, while posing risks for the Company (such as the theft loss that was experienced during the fourth quarter of fiscal 2006 and recent increases in bad checks expense), is also vital to our competitive strategy for maintaining customer traffic and growing sales in the face of the increased competition from larger grocery retailers that we have experienced in recent years.  We have installed a check verification system to reduce bad checks expense and are investigating a possible upgrade to a more sophisticated system to further combat this problem.  We are also continuously exploring other measures to improve our process for managing customer check cashing activities and reducing associated expenses while continuing to offer this service to our customers.

Significant decreases in these expenses during the quarter ended December 2, 2006 included a decrease of $31,907 (or 45.89%) in depreciation (reflecting a continued reduction in our purchases of new equipment as compared to prior years, as well as the fact that some of our older equipment is now fully depreciated), a decrease of $20,536 (or 14.46%) in advertising and promotion expense (reflecting the fact that we did not run certain programs that increased these expenses the prior year, but also offset by increases in the cost of the other promotions described above during the first two quarters of fiscal 2007), and a decrease of $7,452 (or 4.51%) in insurance expense (due mainly to timing issues involving premium payments and refunds for new and departing employees).

Interest and Other Income:

Other income (not including interest income) decreased from $35,032 for the quarter ended December 2, 2006 to $30,485 for the quarter ended December 1, 2007.  The reduction of $4,390 in funds received for handling money orders and money transfers in the stores was due to a one-time adjustment of $3,033 made to reverse an over-accrual error in these amounts that occurred during the first quarter as well as to a reduction in the volume of these transactions as compared to the prior year period.  Excluding the one-time adjustment, funds received for handling money orders would have been $2,566 for the quarter ended December 1, 2007.  The reduction in returned check fees is largely due to the fact that a greater proportion of the Company’s bad checks are now being collected through an outside vendor which deducts a commission for its services before remitting the net amount of such fees to the Company.  Changes in the other components of other income presented below relate primarily to variations in the volume of the associated activity or service provided by the Company during each of the fiscal periods presented.  The components of other income for the quarters ended December 1, 2007 and December 2, 2006 were as follows:

	THIRTEEN WEEKS ENDED
Description	December 1, 2007	December 2, 2006
Check cashing fees	$23,877	$25,235
Funds received for handling money orders	(467)	3,923
Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	3,629	3,646
Returned check fees	1,460	2,024
Revenue related to Fed-Ex shipments/other	1,986	204
TOTAL	$30,485	$35,032

Interest income remained relatively consistent for all periods presented.

Six Months Ended December 1, 2007 Compared to Six Months Ended December 2, 2006:

Sales:

Sales for the six months ended December 1, 2007 increased $445,111 or 2.65% compared to the same six months last year. This increase is down from the 4.61% increase obtained for the six months ended December 2, 2006 over the six months ended November 26, 2005. Six of our eight grocery stores experienced sales increases for the first six months of fiscal 2008 (ranging from 1.07% to 8.78%).  Competition opened in the market area of the Company’s other two stores that experienced decreases of 3.99% and 0.74% during the period.

Sales for the six months ended December 2, 2006 increased $740,118 or 4.61% compared to the same quarter last year.  Seven of our eight grocery stores experienced sales increases for the first six months of fiscal 2007 (ranging from 0.79% to 10.40%).  The remaining location, where we had to replace certain store-level management employees in connection with the significant theft loss that was discovered during our annual audit, experienced a sales decline of 2.64% for the period.  This location also continued to be adversely impacted by the fact that another tenant moved out of the shopping center where it is located during fiscal 2006, as well as by generally unfavorable traffic pattern conditions at that location.  As discussed above, we believe these increases are attributable to certain lower-priced generic goods introduced during the first quarter, as well as to the closing of a competitor located between two of the Company’s stores and the effects of high gas prices on consumers’ spending choices.

Gross Margin:

The Company’s gross margin percentage for the six months ended December 1, 2007 decreased by 0.44% as compared to the six months ended December 2, 2006, from 23.76% to 23.32%. However, the gross margin for the current six months reflected relative stability as compared to the 23.28% gross margin experienced for the fourth quarter of the fiscal year ended June 2, 2007. This decrease versus the prior year period is attributable to the impact of delays in recovering increases in the costs of certain merchandise through adjustments to our retail prices, as well as to the other promotional activities described above.  Management is working to strategically adjust the prices of the Company’s merchandise to recover increases in our wholesale costs, to the extent permitted by competition.

The Company’s gross margin percentage for the six months ended December 2, 2006 decreased by 0.57% as compared to the six months ended November 26 2005, from 24.33% to 23.76%.  As discussed above, this decrease is attributable to increased offerings of certain lower priced generic goods and the other promotional activities implemented during the first half of fiscal 2007, as well as to increased wholesale costs for certain items (principally certain private label merchandise) which we did not succeed in passing on through adjustments to our retail prices during the period.

Operating, General and Administrative Expenses:

The Company’s operating, general and administrative expenses are comprised mainly of personnel salary and related payroll costs, utilities and telephone expenses, rental payments for leased locations, insurance expense, advertising and promotion expense, general and office supplies expense, repairs and maintenance, depreciation expense, bank service charges and credit card fees, bad checks expense, professional fees, and other minor miscellaneous expenses.

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the six month periods ended December 1, 2007 and December 2, 2006:

Expense Item	2008 Six Month Amount	% of 2008 Six Month Total	2007 Six Month Amount	% of 2007 Six Month Total
Payroll	$1,985,363	49.6	$1,987,400	49.6
Utilities & telephone expense	361,329	9.0	351,361	8.8
Rent	329,506	8.2	320,234	8.0
Insurance	268,468	6.7	323,859	8.1
Advertising & promotion	250,936	6.3	254,198	6.3
General & office supplies	203,514	5.0	181,959	4.5
Repairs & maintenance	177,470	4.4	176,123	4.4
Depreciation	62,291	1.6	75,743	1.9
Bank service charges and credit card fees	75,467	1.9	82,888	2.1
Bad checks	88,061	2.2	79,301	2.0
Professional fees	87,665	2.2	59,290	1.5
All other miscellaneous	114,609	2.9	111,204	2.8
TOTAL	$4,004,679	100.0	$4,003,560	100.0

The Company’s operating, general and administrative expenses for the six months ended December 1, 2007 increased overall by only $1,119, or 0.03% over the same six month period last year.  While payroll expenses decreased by $2,037 (or 0.10%) versus last year, these expenses increased during the most recent quarter because of the federally mandated increase in the minimum wage that took effect early in the second quarter.  Utilities and telephone expense increased by $9,968 (or 2.84%) for the six month period due to increases in energy costs.  Rent expense increased by $9,272 (or 2.90%) due to increases in rent at two of the Company’s locations as leases were renewed.  General and office supplies increased by $21,555, or (11.85%) due to increases in costs as well as additional supplies needed to accommodate increased sales.  Repairs and maintenance only increased by $1,347, (or 0.76%) due to a reduction of needed repairs in the second quarter of this year.  Bad checks increased by $8,760, (or 11.05%) reflecting a trend in the presentation and subsequent cashing of counterfeit checks.  Management is continually making efforts to improve training and employee education on this topic.  Professional fees increased by $28,375 (or 47.86%) as a result of increased regulatory compliance expense under the Sarbanes-Oxley Act, coupled with increased utilization of legal services as compared to the same six month period last year.

Insurance expense decreased by $55,391 (or 17.10%) as a result of a reduction in workman’s compensation premiums for our policy period that began on July 1, 2007.  Advertising and promotion expense decreased by $3,262 (or 1.28%) due to management’s efforts to reduce this expense item.  Depreciation expense was reduced by $13,452 (or 17.76%) due to the age and fully depreciated status of much of our equipment.  As noted above, however, these charges may be expected to return to more historically consistent levels as the Company moves through anticipated equipment replacement cycles in future periods.  Bank service charges and credit card fees decreased by $7,421 (or 8.95%) due to the improvements in the Company’s cash balances and cash management procedures as a result of the recent change in our principal banking relationship during the fourth quarter of fiscal 2007.  All other expenses remained generally consistent with last year’s figures.

Overall, operating, general and administrative expenses increased slightly, by $34,884 (or 0.88%), for the first six months of fiscal 2007 as compared to the comparable period of fiscal 2006.  Significant reductions in depreciation expense, advertising and promotion expense, and professional fees helped to offset significant increases in payroll expense, bank service charges and credit card fees and bad checks expenses, as well as lesser increases in certain other expenses in this category.  Payroll costs increased by $75,849 (or 3.97%) as compared to the same period of the prior year due to an increase in the bonuses awarded or accrued during the quarter (principally to store-level management employees) of approximately $11,376 and increases in base salaries given to store personnel during the month of April 2006, as well as the addition of one employee to the Company’s main office staff during the month of October 2005.  We experienced increases of $11,182 (or 15.59%) in bank service charges and credit card fees and $11,288 (or 16.60%) in bad checks expense during the six months ended December 2, 2006 as compared to the prior year period.  As noted above, the Company’s practice of cashing payroll checks for customers contributes to ongoing increases in these expenses, but they also are attributable to increases in merchant fees paid by the Company as more customers elect to pay for grocery purchases with debit and credit cards.  The 16.6% increase in bad checks expense resulted from a 28.6% increase during the first quarter of fiscal 2007 as compared to the 4.52% increase experienced in the second quarter, reflecting improved supervision of the check cashing process by individual store managers as a result of recent efforts by the Company to improve training and employee education on this topic.  Other significant increases in these expenses for the first six months of fiscal 2007 included an increase of $22,488 (or 6.84%) in utilities and telephone expense (largely due to increasing energy costs in recent periods which are beyond the Company’s control), a $9,305 (or 2.99%) increase in rent (due to the recent renewal of a lease at one store location at a higher base rent as well as to higher percentage rents based on the sales increases noted above), an increase of $7,624 (or 4.37%) in general and office supplies expense (due to price increases for some of the routine supplies purchased by the Company (particularly certain petroleum-based packaging materials) as well as to routine fluctuations in the timing and volume of supply orders placed by each of our individual stores), and an increase of $7,163 (or 6.85%) in the “all other miscellaneous” component (composed primarily of a $5,735 increase in vehicle expenses due to increased vehicle usage as well as increased maintenance as we stretched our historical vehicle replacement schedules in order to reduce capital spending).

Significant decreases in these expenses during the first six months of fiscal 2007 included a decrease of $60,526 (or 44.61%) in depreciation (reflecting a continued reduction in our purchases of new equipment as compared to prior years, as well as the fact that some of our older equipment is now fully depreciated), a decrease of $37,922 (or 12.98%) in advertising and promotion expense (reflecting the fact that we did not run certain programs that increased these expenses for the prior year, but also offset by increases in the cost of the other promotions described above during the first half of fiscal 2007), and a decrease of $7,928 (or 11.79%) in professional fees (due principally to discontinuing the services of an outside security firm that was contracted for one location during the corresponding period of the prior year).

Interest and Other Income:

Other income (not including interest income) increased from $61,382 for the six months ended December 2, 2006 to $67,521 for the six months ended December 1, 2007, due principally to an increase in the amount the Company charges to cash checks without a grocery purchase and an increase in revenues related to Fed-Ex shipments due to an increase in the volume of this business as compared to the same period of the prior year.  These increases were partially offset by a net decrease in revenues related to handling money orders and money transfers in the stores due to a decrease in the volume of these transactions as compared to the prior year period, as well as a reduction in returned check fees, due largely to the fact that a greater proportion of the Company’s bad checks are now being collected through an outside vendor which deducts a commission for its services before remitting the net amount of such fees to the Company.  The components of other income for the six months ended December 1, 2007 and December 2, 2006 were as follows:

	TWENTY-SIX WEEKS ENDED
Description	December 1, 2007	December 2, 2006
Check cashing fees	$46,821	$42,755
Funds received for handling money orders	4,457	6,824
Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	7,354	6,856
Returned check fees	1,837	2,580
Revenue related to Fed-Ex shipments/other	7,052	2,367
TOTAL	$67,521	$61,382

Interest income remained very consistent with that of the same period last year, increasing only slightly by $146.

Income Taxes:

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.  Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the six months ended December 1, 2007 or December 2, 2006, as a result of a continued net operating loss carryforward and the related full valuation of the Company’s net deferred tax assets.

Inflation:

The Company continues to seek ways to cope with the threat of inflation.  To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the Company’s goods.  As discussed above, however, competitive conditions often delay our ability to pass through price increases experienced at the wholesale level.  When the Company is forced to raise overall prices of its goods, the Company attempts to preserve its market share by competitive pricing strategies that emphasize weekly-advertised specials.

FINANCIAL CONDITION

Liquidity and Capital Resources:

Changes in the Company’s liquidity and capital resources during the periods presented resulted primarily from the following:

During the twenty-six weeks ended December 1, 2007, the Company generated $116,996 in cash flow from operating activities, due to a net income of $52,522, coupled with the impact of non-cash depreciation charges in the amount of $62,291 as well as reductions in accounts receivable of $76,803 (due to a slight increase in advertising and volume-based rebates from vendors which was more than offset by collection of a short-term promissory note from a former employee that was repaid during the period) and prepaid expenses of $93,962 (largely due to timing differences in payments for insurance premiums), partially offset by other changes in the Company’s working capital accounts – principally the effect of a $82,943 increase in inventories (due to seasonal requirements for increased inventory to meet customer demand during the holiday periods in November and December) and a $79,029 reduction in accounts payable versus the prior year ended.  This compares to cash generated from operating activities of $9,438 for the twenty-six weeks ending December 2, 2006.  These funds resulted from a $90,048 increase in accounts payable, net income of $23,578, depreciation (which is a non-cash expense) of $75,743 and an increase of $20,223 in other liabilities, offset by increases of $45,597 in accounts receivable (largely attributable to increases in advertising and volume-based rebates from vendors as compared to prior periods), $68,818 in inventories (due to seasonal requirements to meet seasonal holiday demand) and $63,345 in prepaid expense (largely due to timing differences in payments for insurance premiums and prepaid maintenance contracts on our cash registers and scanning equipment) and a decrease of $22,394 in sales tax payable (due largely to the timing of state sales tax payments in relation to quarterly sales levels).

Net cash provided by operating activities for the twenty-six weeks ended December 1, 2007 was partially offset by cash flows used in investing activities in the amount of $56,739 (consisting of a decrease of $8,237 in the balance of our certificate of deposit, offset by $64,976 used to fund purchases of property and equipment, including the purchase of two vehicles) during the quarter.  For the twenty-six weeks ended December 2, 2006, we generated $199 in net cash flow from investing activities (consisting of a $10,739 reduction in the balance of our certificate of deposit, offset by $10,540 used to fund purchases of property and equipment (consisting of additional store shelving purchased for our seventh and eighth grocery store locations as well as the replacement of the front door at one grocery store and purchase of a new dumpster for waste disposal at another store location.)

During the twenty-six weeks ended December 1, 2007, the Company used $14,529 in cash flow from financing activities, consisting of a $9,073 reduction in the Company’s short term borrowings and payments of $38,277 on the Company’s long term debt, offset by $35,435 of new debt incurred in connection with the purchase of the two new vehicles during the six month period and the expenditure of $2,614 to redeem common stock, resulting in net cash used in financing activities of $14,529.  Net cash used in financing activities of $62,186 for the twenty-six weeks ended December 2, 2006 consisted of reductions of $13,410 in the Company’s short-term debt and $41,007 in its long-term debt, coupled with the expenditure of $7,769 to redeem common stock during the period.

Overall, the Company increased its cash and cash equivalents by $45,728 during the twenty-six weeks ended December 1, 2007, versus a decrease in cash and cash equivalents of $52,549 for the comparable period ended December 2, 2006.

The ratio of current assets to current liabilities was 1.80 to 1 at the end of the latest quarter, December 1, 2007 compared to 1.66 to 1 on December 2, 2006 and 1.75 to 1 at the end of the fiscal year ended on June 2, 2007.  Cash, cash equivalents and the certificate of deposit constituted 27.83% of the total current assets at December 1, 2007, as compared to 18.42% of the total current assets at December 2, 2006 and 26.31% at June 2, 2007.  As the Company has experienced operating losses or only minimal profitability in recent years, we have been forced to rely more extensively on managing other elements of the Company’s overall working capital structure as well as on additional borrowings under the line of credit, to fund ongoing operations.  During the last two years, management also has limited additional capital spending and has been attempting to control costs in other areas to moderate the effects of these developments on the Company’s overall liquidity by reducing the Company’s working capital requirements.

In general, management also has been working to reduce the Company’s inventory levels when possible as an additional means of providing working capital.  However, inventories at December 1, 2007 increased by $82,943 over the inventory at year-end June 2, 2007, due to normal seasonal requirements for increased inventory to meet customer demand during the holidays, as discussed above.  The overall level of inventory balances in recent periods also has been affected by ongoing increases in the Company’s cost for certain staple grocery items.

Historically, the Company has financed its working capital requirements principally through its cash flow from operations.  Short-term borrowing to finance inventory purchases is provided by the Company’s $800,000 line of credit from its bank and through borrowings from related parties, as discussed below.  Effective May 3, 2007, we entered into a new credit facility with Gateway Bank & Trust, which includes an $800,000 line of credit with a 12 month term.  The line of credit contains a borrowing base provision which limits the maximum outstanding indebtedness to forty percent (40%) of the value of the Company’s inventory, as measured on a quarterly basis. As of December 1, 2007, we had available $200,000 to be borrowed under the line of credit.  The bank line of credit is secured by the Company’s certificate of deposit, as well as by a security interest in substantially all of our accounts receivable, inventory, machines and equipment, furniture and fixtures and by personal guarantees of Michael A. Richardson and Paul R. Cook, the Company’s President and CEO and Executive Vice President and CFO, respectively.  While we believe that these sources will continue to provide us with adequate liquidity to supply the Company’s working capital needs, if the Company’s operating losses were to increase relative to depreciation and other non-cash charges, our operating cash flows could be adversely affected.  If this happens, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs.  If we were required to seek such additional financing and were not able to obtain it, or were unable to do so on commercially reasonable terms, we could be required to reduce the Company’s current level of operations in order to lower our working capital requirements to a level that our present financing arrangements would support.

Short-term borrowings as of specific dates are presented below:

	December 1, 2007	June 2, 2007	December 2, 2006
Michael and Diana Richardson	$13,350	$12,832	$12,325
Matthew Richardson	1,517	1,458	1,400
Line of Credit	600,000	609,650	499,996
TOTAL	$614,867	$623,940	$513,721

During the first six months of fiscal 2008, we increased the Company’s borrowings from related parties by a net amount of $577 (reflecting additional accrued interest) and reduced the outstanding balance under the line of credit by a net amount of $9,650 (reflecting borrowings of $250,000 and payments of $259,650 in principal).  We also paid total interest of $23,530 on borrowings under the line of credit during the six month period.

The Company’s line of credit with Gateway Bank & Trust bears interest at prime, subject to a 6.0% floor.  Notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Gateway Bank & Trust on the line of credit.  Michael Richardson is Chairman of the Board and Chief Executive Officer of the Company.  Diana Richardson is the wife of Michael Richardson, and Matthew Richardson is their son.

Long-Term Debt:

At December 1, 2007, long-term debt consisted of a note payable to Gateway Bank & Trust of $165,228 incurred in May 2007 to refinance the addition of the Company’s eighth grocery store.  In addition, two vehicles were purchased and financed through Tennessee Valley Federal Credit Union with balances due at December 1, 2007 of $14,740 and $16,586.  Additionally, a vehicle loan, also financed with Tennessee Valley Federal Credit Union, had a balance due of $12,854. Long-term debt as of specific dates is presented below:

	December 1, 2007	June 2, 2007	December 2, 2006
Note payable, Bank, secured by all inventory, machinery and equipment, due $6,781 monthly, with interest at prime with 6% floor through December 2008.	$—	$—	$162,934

Note payable, Bank, secured by all inventory, machinery and equipment, due $3,684 monthly, with interest at the prime rate through April 2012.	165,228	180,000	---

Vehicle loans; collateralized by automobiles due monthly through July 2010.	44,180	32,250	18,676
	$209,408	$212,250	$181,610
Less current maturities	50,112	40,206	74,712
	$159,296	$172,044	$106,898

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to December 1, 2007:

Twelve Months Ending November	Amount
2008	$ 50,112
2009	53,593
2010	47,157
2011	41,139
2012	17,407

During the quarter ended December 1, 2007 retained earnings increased as a result of the Company’s net income for the quarter.

Critical Accounting Policies:

Critical accounting policies are those policies that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Management has determined valuation of its inventories as a critical accounting policy.  Inventories are stated at the lower of average cost or market.

Off-Balance Sheet Arrangements:

The Company had no significant off-balance sheet arrangements as of December 1, 2007.

Related Party Transactions:

Except as discussed under “Liquidity and Capital Resources,” there were no material related party transactions during the twenty-six week period ended December 1, 2007.

Forward – Looking Statements:

Information provided by the Company, including written or oral statements made by its representatives, may contain “forward looking information” as defined in Section 21E of the Securities Exchange Act of 1934, as amended.  All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company’s business, the effects of future competition, future capital expenditures and the Company’s business strategy, are forward-looking statements.  In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements.  This forward-looking information is based on various factors and was derived utilizing numerous assumptions.  Many of these factors previously have been identified in filings or statements made on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K.  Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements, include the following (in addition to those matters discussed in the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 2, 2007): changes in the general economy or in the Company’s primary markets, the effects of ongoing price competition from competitors with greater financial resources than those of the Company, changes in consumer spending, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company’s vendors, and other issues and uncertainties detailed from time-to-time in the Company’s filings with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes.  The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities.  The effective interest rate on the Company’s borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate.  The Company does not maintain any interest rate hedging arrangements.  Based on the Company’s outstanding indebtedness at December 1, 2007 (and annualized to represent a full twelve months of results), a one percent (1.0%) increase in the prime interest rate would increase interest expense applicable to our variable rate debt (and decrease our net income) by approximately $7,800 annually.  Conversely, a one percent (1.0%) decrease in the prime interest rate would decrease interest expense applicable to our variable rate debt (and increase our net income) by approximately $7,800 annually.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer

concluded that the Company’s disclosure controls and procedures are effective.  No change in the Company’s internal control over financial reporting occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AMERICAN CONSUMERS, INC.

PART II     OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Repurchases:

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

September 2 – Sept. 29, 2007	110	$1.00	—	—
September 30, – Oct. 27, 2007	1,239	1.00	—	—
October 28, – Dec. 1, 2007	495	1.00	—	—
Total	1,844	$1.00	—	—

(1)	Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on October 18, 2007, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 2008. Proxies were solicited by management in favor of seven nominees, with no solicitation in opposition to management’s nominees.  All of such nominees were elected, with the number of votes cast for, against, or withheld as well as the number of broker non-votes as to each nominee having been as follows:

NOMINEE	TOTAL SHARES VOTED	VOTES CAST FOR	VOTES CAST AGAINST	VOTES WITHHELD	BROKER NON-VOTES
Michael A. Richardson	538,262	537,932	330	0	0
Paul R. Cook	538,262	538,262	0	0	0
Virgil E. Bishop	538,262	538,262	0	0	0
Thomas L. Richardson	538,262	537,932	330	0	0
Andrew V. Douglas	538,262	538,262	0	0	0
Danny R. Skates	538,262	538,262	0	0	0

ITEM 6	EXHIBITS

The following exhibits are filed as a part of the report.

(11)	Statement re: computation of per share earnings.

(31.1)	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

(31.2)	CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

(32.1)	CEO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

(32.2)	CFO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CONSUMERS, INC.
(Registrant)

Date:	January 15, 2008	/s/ Michael A. Richardson
Michael A. Richardson
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date:	January 15, 2008	/s/ Paul R. Cook
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