Form 10-Q
period 2008-03-01
AMERICAN CONSUMERS INC
filed 2008-04-14
CIK 4811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☒  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2008
COMMON STOCK - $ .10 PAR VALUE	781,779
NON VOTING COMMON STOCK - $ .10 PAR VALUE	----

ITEM 1.   FINANCIAL STATEMENTS
FINANCIAL INFORMATION
AMERICAN CONSUMERS, INC.
CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	March 1,	March 3,	March 1,	March 3,
	2008	2007	2008	2007

NET SALES	$8,634,569	$8,446,070	$25,862,658	$25,229,048
COST OF GOODS SOLD	6,566,425	6,408,085	19,777,570	19,203,476
Gross Margin	2,068,144	2,037,985	6,085,088	6,025,572

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	2,059,469	2,006,513	6,064,148	6,010,073

Operating Income	8,675	31,472	20,940	15,499

OTHER INCOME (EXPENSE)
Interest income	3,992	4,080	11,796	11,738
Other income	27,946	31,277	95,467	93,143
Loss on disposition of property and equipment	—	—	—	(484)
Interest expense	(17,326)	(14,531)	(52,394)	(44,020)
Income Before Income Taxes	23,287	52,298	75,809	75,876
INCOME TAXES	—	—	—	—

NET INCOME	23,287	52,298	75,809	75,876

RETAINED EARNINGS:
Beginning	924,737	798,680	872,388	775,615

Redemption of common stock	(97)	(128)	(270)	(641)

Ending	$947,927	$850,850	$947,927	$850,850

PER SHARE:
Net Income	$0.030	$0.066	$0.097	$0.096
Cash dividends	$—	$—	$—	$—
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	783,453	790,842	783,888	791,920

See Notes to Financial Statements

FINANCIAL INFORMATION
AMERICAN CONSUMERS, INC.
CONDENSED BALANCE SHEETS

	March 1,	June 2,
	2008	2007
	(Unaudited)
--A S S E T S--
CURRENT ASSETS
Cash and short-term investments	$587,110	$582,472
Certificate of deposit	307,900	312,161
Accounts receivable	140,150	233,057
Inventories	2,182,787	2,118,189
Prepaid expenses	57,828	154,213
Total current assets	3,275,775	3,400,092
PROPERTY AND EQUIPMENT - at cost
Leasehold improvements	303,766	300,800
Furniture, fixtures and equipment	3,339,201	3,298,923
	3,642,967	3,599,723
Less accumulated depreciation	(3,318,707)	(3,275,328)
	324,260	324,395
TOTAL ASSETS	$3,600,035	$3,724,487

--LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
Accounts payable	$762,445	$904,396
Short-term borrowings	605,123	623,940
Current maturities of long-term debt	53,152	40,206
Accrued sales tax	132,834	152,893
Other	224,376	224,683
Total current liabilities	1,777,930	1,946,118
LONG-TERM DEBT	144,058	172,044

STOCKHOLDERS' EQUITY
Nonvoting preferred stock – authorized 5,000,000 shares of no par value; no shares issued	—	—
Nonvoting common stock – authorized 5,000,000 shares-$.10 par value; no shares issued	—	—
Common stock - $.10 par value; authorized 5,000,000 shares; shares issued of 781,779 and 785,870 respectively	78,178	78,587
Additional paid-in capital	651,942	655,350
Retained earnings	947,927	872,388
Total Stockholders' Equity	1,678,047	1,606,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,600,035	$3,724,487

See Notes to Financial Statements

FINANCIAL INFORMATION
AMERICAN CONSUMERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	March 1,	March 3,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$75,809	$75,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,747	114,173
Loss on disposition of property and equipment	—	484
Change in operating assets and liabilities:
Accounts receivable	92,907	6,109
Inventories	(64,598)	19,121
Prepaid expenses	96,385	(59,296)
Accounts payable	(141,951)	(78,742)
Accrued sales tax	(20,059)	(22,328)
Other accrued liabilities	(307)	30,870
Net cash provided by operating activities	131,933	86,267

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in certificate of deposit	4,261	6,650
Purchase of property and equipment	(93,612)	(31,869)
Net cash used in investing activities	(89,351)	(25,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in short-term borrowings	(18,817)	(13,130)
Proceeds from long-term borrowings	35,435	17,426
Principal payments on long-term debt	(50,475)	(59,531)
Redemption of common stock	(4,087)	(9,719)
Net cash used in financing activities	(37,944)	(64,954)
Net increase (decrease) in cash	4,638	(3,906)
Cash and cash equivalents at beginning of period	582,472	334,654
Cash and cash equivalents at end of period	$587,110	$330,748

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest	$53,336	$47,748

See Notes to Financial Statements

AMERICAN CONSUMERS, INC.
NOTES TO FINANCIAL STATEMENTS

(1)	Basis of Presentation.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Capital expenditures for routine equipment replacements in the ordinary course during fiscal 2008 (excluding the non-routine replacements discussed below) are estimated to be $50,000 or less, which we expect to be funded from operating cash flows.

In addition to these routine equipment replacements, two vehicles have been purchased during the first quarter of fiscal 2008 at a cost of $35,435, funded by a local financial institution.  The Company’s maintenance vehicle may need to be replaced during fiscal 2009 at an estimated cost of approximately $30,000 to $35,000, which we expect to fund through either bank or manufacturer financing, whichever will provide the Company with the most favorable terms.

Further, as we have discussed in recent quarters, while management has attempted to postpone upgrades of our existing cash registers and scanning equipment, the pending change to add an additional digit to UPC bar codes on inventory items and the deterioration of the current equipment has prompted us to begin the upgrade during the third quarter of fiscal 2008.  We entered into a contract on February 5, 2008 for the purchase and installation of new cash register hardware and software and scanning equipment for our LaFayette, Georgia grocery store location at a cost of $54,893, including installation and initial training services for store personnel and for limited warranty service on the new equipment.  Additional costs for upgrades to DSL or cable are being estimated to replace the current landlines in our stores.  Although a commitment for up to $440,000 of funding for these upgrades has been obtained from the Company’s lead bank, we will attempt to manage the number of units purchased and the timing of such purchases in a manner that both contains the Company’s overall costs and allows us to manage the additional debt incurred as efficiently as possible.

As of March 1, 2008, capital expenditures for the fiscal year to date totaled $93,612, including the above vehicles, three meat scales with printers, a used ice machine, a fence, a camera system, an office copier and printer and a downpayment on the registers and scanning equipment in the amount of $28,000.  We presently intend to pay the $26,893 balance due on delivery of the initial installment of the new cash registers and scanning equipment out of operating cash flows when the equipment is delivered in May 2008, which will allow us to hold down debt and keep the above-referenced funding commitment from Gateway Bank & Trust available for later purchases.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Sales	$8,634,569	$8,446,070	$25,862,658	$25,229,048
% Sales Increase	2.23%	3.30%	2.51%	4.17%
Gross Margin %	23.95%	24.13%	23.53%	23.88%
Operating, General and Administrative Expenses:
Amount	$2,059,469	$2,006,513	$6,064,148	$6,010,073
% of Sales	23.85%	23.76%	23.45%	23.82%
Net Income	$23,287	$52,298	$75,809	$75,876

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

The current quarter ended March 1, 2008 resulted in a net income in the amount of $23,287, representing the seventh consecutive profitable quarter for the Company.  Sales increased $188,499 (or 2.23%) during the current quarter as compared to a $269,498 (or 3.30%) increase during the same quarter of the prior year.  The sales increase was tempered by the fact that the gross margin decreased by 0.18% and operating, general and administrative expenses increased by 2.64% (or 0.09% as a percent of sales).  Interest expense increased by $2,795 (or 19.23%) due to the effects of increased borrowing on the Company’s line of credit, as compared to the first nine months of fiscal 2007, to support higher inventory levels and to maintain two accounts during a portion of the period as the Company completed changing banks, as well as to two new vehicle loans incurred during the first nine months of fiscal 2008.  Other income also decreased by $3,331 versus the prior year period, due principally to variations in the level of certain activities as discussed below under “Interest and Other Income.”  Cumulatively, these changes resulted in a decrease of $29,011 (or 55.47%) in net income for the quarter as compared to the same quarter last year.  For the first nine months of fiscal 2008, sales increased by $633,610 (or 2.51%).  However, this increase also was offset by a 0.35% decrease in gross margin, coupled with increases of 0.9% operating, general and administrative expenses (despite decreasing by 0.37% as a percentage of sales) and $8,374 (or 19.02%) in interest expense, offset by a small increase ($2,324 or 2.5%) in other income, resulting in about the same net income as for the first nine months of last year.

The thirteen weeks (quarter) ended March 3, 2007 resulted in a net income in the amount of $52,298.  During this period sales increased 3.30% over the same period of the prior year.  This increase was somewhat less than the increase of 4.61% experienced during the first two quarters of fiscal 2007, due to adjustments to our retail prices implemented during the quarter to recover certain prior increases in our wholesale costs (principally for certain private label merchandise), resulting in a year to date sales increase of 4.17%.  During the first quarter of fiscal 2006, we began a program to introduce certain lower priced generic goods to compete with other stores in our trade area who offer this option to their customers.  While management believes that this program was a significant factor contributing to the increase in sales, the increase was also influenced by the closing of a competitor located between two of the Company’s stores during the last quarter of the Company’s fiscal 2006.  We believe that prevailing high gasoline prices during the first three quarters of the fiscal year also contributed to the increase as customers chose to purchase more groceries for home meal preparation to reduce their spending at restaurants and to patronize grocery stores located closer to their homes.

The most recent quarter ended March 1, 2008 has seen a continuation of the trend of gradual erosion in the Company’s gross margins that has been noted in recent periods.  The 0.18% decrease in gross margin from the 24.13% level achieved in third quarter ended March 3, 2007 amounts to approximately $15,542 (or slightly over half) of the third quarter decrease in net income of $29,011.  For the first nine months of fiscal 2008, the gross margin declined by 0.35% to 23.53%, as compared to 23.88% for the first nine months of the prior year.  The gross margin realized for the first nine months of fiscal 2008 also represents reductions of 0.20% from the 23.73% gross margin realized for fiscal 2007 and 0.65% from the 24.18% gross margin realized for fiscal 2006.  These reductions reflect the continuing impact of the introduction of lower-priced generic merchandise, as well as certain targeted promotions and other weekly advertised specials run to stimulate sales during the first nine months of both fiscal 2008 and fiscal 2007.  It also reflects the impact of ongoing increases in the wholesale costs of certain grocery items, as well as gradual increases in suppliers’ fuel surcharges due to increased gasoline prices, that we are not able to immediately recover through adjustments to the Company’s retail prices due to the impacts of competition.

Management actively monitors both the gross margin and the Company’s retail pricing structure in an attempt to maximize profitability.  Management began working on the Company’s gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002.  While occasional improvements in gross profit have been seen, such as the 0.29% increase we achieved for fiscal 2006 versus 2005, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company’s ability to pass through price increases experienced at the wholesale level.  Accordingly, while management attempts to offset increases in its costs (such as our successes in recovering our principal supplier’s wholesale price increase during 2005 and a fuel surcharge added by the supplier during the second quarter of fiscal 2006), further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company’s gross margin is possible.  While the increase in sales offset the impact on profitability of the 0.35% reduction in gross margin experienced for the nine months ended March 1, 2008 as compared to the first nine months of fiscal 2007, the gross margin reduction experienced as a result of pricing adjustments to increase sales during the period provides further evidence of this trend.

We will attempt to maintain stability in the Company’s gross margin, or achieve slight improvements, to the extent possible.  We will attempt to improve the gross margin by working to obtain the lowest cost for the Company’s inventory, and as competition permits, by periodically implementing adjustments in the Company’s overall mix of retail prices.  However, we believe that competitive pressures on the Company, which have led to the losses experienced in recent periods, will continue to increase over time as a result of competitors opening more new stores in the Company’s trade area.  These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company.  These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage.  In response to these developments, management will continue seeking to maximize profitability by managing the Company’s pricing structure to produce the most favorable balance between increases in sales, which help to offset our fixed operating expenses, and the gross margin, which determines the profitability of the additional sales.

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

Management has been working to hold the line on operating, general and administrative expenses.  However, as shown in greater detail below, many of these expenses relate to underlying costs which are relatively fixed or have been gradually increasing in recent periods.  Operating, general and administrative expenses increased by $54,075 (representing an increase of 0.90%, or a decrease of 0.37% relative to sales) for the thirty-nine weeks ended March 1, 2008 when compared to the same period a year ago, with nearly all of that net increase attributable to an increase of $52,956 (representing an increase of 2.64%, or 0.09% relative to sales) for the quarter ended March 1, 2008 as compared to the prior year period.  Significant components of the $52,956 increase for the current quarter included increases in the costs of utilities, group insurance, repairs and services and rent.  The Company also continues to see increases in bad checks expense and in service charges for the processing of credit and debit transactions associated with higher sales levels.  The new registers purchased in February 2008 are expected to be installed at one of the Company’s locations during the current quarter ending on May 31, 2008, and management is considering options for related changes in service providers for processing checks, as well as debit and credit card transactions, that will hopefully reduce the costs associated with bad checks and service fees.

Additionally, as discussed in prior periods, management expects depreciation charges to return to more historically consistent levels as the Company begins to move through anticipated replacement cycles for its cash register and scanning hardware and software, and related back door systems, at all of the Company’s retail locations.  Management continues to monitor these expenses and continues to evaluate the performance of each of our grocery store locations to determine their long-term value to the Company.  Cost increases, combined with the relatively fixed nature of certain of our expenses, mean that any future decrease in sales due to the effects of ongoing competition will likely result in increases in operating, general and administrative expenses as a percentage of sales, which would affect the Company’s operating profits.  A more detailed discussion of these expenses and related changes for the periods presented is set forth below under the caption “Operating, General and Administrative Expenses.”

Three Months Ended March 1, 2008 Compared to Three Months Ended March 3, 2007:

Sales:

Sales for the three months ended March 1, 2008 increased $188,499, or 2.23%, compared to the same quarter last year.  Four of our eight grocery stores experienced sales increases for the quarter (ranging from 3.42% to 8.73%).  The remaining four locations experienced decreases (ranging from 0.25% to 6.15%), which management attributes to an increase in competition at the locations with the largest sales decreases.  Although the increase of 2.23% is lower than the 3.30% increase achieved during the same quarter last year, the increase over the two-year period compared to the comparable quarter ended February 25, 2006 is $457,998, or 5.60%.  Management believes that these sales increases, in spite of new competition affecting three of the Company’s locations, may be attributable at least in part to the continuing effects of continued high gasoline prices, as customers chose to purchase more groceries for home meal preparation to reduce their spending at restaurants and to patronize grocery stores located closer to their homes.

Sales for the three months ended March 3, 2007, increased $269,498 or 3.30%, compared to the same quarter of fiscal 2006.  Five of our eight grocery stores experienced sales increases for the quarter (ranging from 2.06% to 9.44%).  The remaining locations experienced decreases (ranging from ..05% to 2.50%), which management attributes to differences in the level of promotional activity during the current quarter as compared to the prior year period (including the fact that the Company ran a Super Bowl week promotion during 2006 that was not repeated in 2007) as well as to the issues at one location which suffered from the fact that another tenant moved out of the shopping center where it is located during fiscal 2006, as well as from generally unfavorable traffic pattern conditions at that location.  Although the increase of 3.30% was slightly less than the 3.45% experienced during the same quarter of the previous year, we still achieved a healthy sales increase of 4.17% for the thirty-nine week period ended March 3, 2007.  As discussed above, we believe these increases are attributable to the lower-priced vegetables program introduced during the first quarter, as well as to the closing of a competitor located between two of the Company’s stores and the effects of high gas prices on consumers’ spending choices.

Gross Margin:

The Company’s gross margin decreased 0.18% from the same quarterly period a year ago, going from 24.13% to 23.95%.  However, the increased sales for the quarter more than offset the reduction in the gross margin percentage, resulting in a $30,159 increase in the gross margin in absolute dollar terms.  Management is continually working to strategically adjust the prices of the Company’s merchandise offerings to recover increases in our wholesale costs, to the extent permitted by competition.

The Company’s gross margin increased in absolute terms by $63,329, or 3.21%, for the quarter ended March 3, 2007 as compared to the same period of the prior year.  The gross margin percentage of 24.13% for the three months ended March 3, 2007 was essentially unchanged from the previous year, when the gross margin percentage for the third quarter stood at 24.15%, while the year to date gross margin percentage of 23.88% was 0.39% lower than the gross margin for the thirty-nine weeks ended February 25, 2006.  The decrease in the year to date gross margin was attributable to the vegetable program and other promotional activities discussed above, as well as to increased wholesale costs for certain items (principally certain private label merchandise) which we did not succeed in passing on through adjustments to our retail prices until the third quarter of fiscal 2007 (which accounted for the improvement in the gross margin for that period).

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

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the quarters ended March 1, 2008 and March 3, 2007:

Expense Item	Third Quarter 2008 Amount	% of Third Qtr. 2008 Total	Third Quarter 2007 Amount	% of Third Qtr. 2007 Total
Payroll	$1,014,965	49.3	$1,009,376	50.3
Utilities & telephone expense	205,435	10.0	180,328	9.0
Rent	166,010	8.1	160,984	8.0
Insurance	151,222	7.3	138,344	6.9
Advertising & promotion	136,186	6.6	140,741	7.0
General & office supplies	93,573	4.6	93,302	4.7
Repairs & maintenance	100,939	4.9	93,393	4.7
Depreciation	31,457	1.5	39,011	1.9
Bank service charges and credit card fees	37,038	1.8	34,109	1.7
Bad checks	28,463	1.4	20,103	1.0
Professional fees	29,697	1.4	28,078	1.4
All other miscellaneous	64,484	3.1	68,744	3.4
TOTAL	$2,059,469	100.0	$2,006,513	100.0

Operating, general and administrative expenses increased by $52,956 (or 2.64%) for the third quarter of fiscal 2008 as compared to the same period of fiscal 2007.  However, these expenses only increased by 0.09% relative to sales (to 23.85% from 23.76% for the same quarter last year), due to the sales increase during the period.  Payroll costs only increased $5,589 (or 0.55%), and actually decreased as a percentage of total expenses as indicated in the table above, reflecting the ongoing efforts of the Company’s store mangers to mitigate the effects of the federally mandated increase in the minimum wage that took effect during the second quarter of fiscal 2008 through more efficient management of employee scheduling.  Utilities and telephone expense increased $25,107 (or 13.92%) compared to the same quarter of the prior year, as energy costs continue to increase.  Rent increased by $5,026 (or 3.12%) due primarily to increases in rent as leases have been renewed.  Insurance increased by $12,878 (or 9.31%) due to an increase in premiums on group health insurance on the January 1, 2008 renewal date.  General and office supplies remained very consistent, increasing only slightly due to additional supplies required to support increased sales.  Repairs and maintenance increased $7,546 (or 8.08%) as the Company’s aging store equipment required additional repair work during the quarter.  Bank service charges and credit/debit card service center fees increased $2,929 (or 8.59%), as card service fees continue to rise due to increased popularity and usage by consumers in lieu of traditional cash payments.  Bad checks increased $8,360 (or 41.59%) compared to the same quarter a year ago.  Management continues to believe that the practice of cashing customers’ checks is vital to our competitive strategy for maintaining customer traffic and growing sales in the face of the competition from larger grocery retailers that we have experienced in recent years.  We are looking at the possibility of replacing our current check verification system with another system, with a wider data-base than our current processor, in an effort to reduce this expense.  The first installation of this new equipment is expected to be complete by mid-May of 2008 at our LaFayette, Georgia location.  Professional fees increased $1,619 (or 5.77%) as costs continue to increase due to compliance with Sarbanes-Oxley Act and related issues.

Advertising and promotion expense decreased $4,555 (or 3.24%) as management continues to work on reducing these costs.  Depreciation expense decreased $7,554 (or 19.36%) due to the age and fully depreciated status of much of our equipment, in particular the cash register and scanning equipment that the Company is in the process of replacing.  As discussed above, these charges may be expected to return to more historically consistent levels as we move through the current replacement cycle for this equipment.  All other miscellaneous expenses decreased $4,260 (or 6.20%), which is consistent with last year’s figures.

Operating, general and administrative expenses decreased slightly, by $26,273 (or 1.29%), for the third quarter of fiscal 2007 as compared to the comparable period of fiscal 2006.  Significant reductions in depreciation expense, advertising and promotion expense, utilities and telephone expense, bank service charges and credit card fees, and insurance helped to offset a significant increase in payroll and lesser increases in certain other expenses in this category.  Payroll costs increased by $33,005 (or 3.38%) as compared to the same period the previous year, primarily due to an increase in the bonuses awarded or accrued during the quarter to store-level employees in the amount of $4,906 and to officers and supervisors in the amount of $12,873.  No bonus was accrued to officers and supervisors in 2006 because of the loss sustained for the quarter and year to date ended February 25, 2006.  The bonus accrued for such personnel during fiscal 2007 was not payable until the end of the fiscal year 2007.  The remainder of the increase was due to increases in base salaries given to store personnel during the month of April 2006 as well as ongoing increases given to hourly store personnel.  While management strives to control payroll costs as much as possible (such as by using part-time employees where appropriate), it is also vital to our ability to compete with larger grocery retailers that we maintain adequate staffing levels and continue to provide certain customer services (such as grocery carry-out) that increase labor costs.

We also experienced an increase of $4,128 (or 25.84%) in bad checks expense during the quarter ended March 3, 2007 as compared to the prior year period.  The Company’s practice of cashing payroll checks for customers at its grocery store locations contributes to ongoing increases in these expenses.  Management believes that the practice of cashing customers’ checks, while posing risks for the Company is also vital to our competitive strategy for maintaining customer traffic and growing sales in the face of the increased competition from larger grocery retailers that we have experienced in recent years.  While bad checks expense increased as compared to the third quarter of fiscal 2006, the dollar amount of bad checks being written off decreased for each of the first three quarters of fiscal 2007 (declining to $20,103 for the third quarter as compared to $35,428 during the second quarter and $43,873 for the first quarter).  These decreases reflected improved supervision of the check cashing process during these periods by individual store managers as a result of efforts by the Company to improve training and employee education on this topic.

Other increases in these expenses during the third quarter of fiscal 2007 included an increase of $7,722 (or 9.01%) as compared to the prior year period in repairs and maintenance (related to the overall aging of the Company’s equipment); an increase of $3,341 (or 2.12%) as compared to the prior year period in rent (due to the renewal of a lease at one store location at a higher base rent as well as to higher percentage rents based on the sales increases noted above); and $9,711 (or 16.45%) as compared to the prior year period in the “all other miscellaneous” component of these expenses, composed primarily of a $5,554 increase in vehicle expense (due to rising fuel costs and increased vehicle usage, as well as increased maintenance as we have stretched our historical vehicle replacement schedules in order to reduce capital spending) and $3,894 in taxes and licenses expense (due to increases in personal property taxes attributable to some of our recent store equipment upgrades, as well as to increases in state gross receipts taxes attributable to increased sales levels versus the prior year).

Significant decreases in these expenses during the third quarter of fiscal 2007 included a decrease of $30,945 (or 44.23%) in depreciation (reflecting a continued reduction in our purchases of new equipment as compared to prior years, as well as the fact that some of our older equipment is now fully depreciated); a decrease of $23,141 (or 11.37%) in utilities and telephone expense (due to timing differences between periods in fuel purchases and utility billing cycles); a decrease of $10,065 (or 22.78%) in bank service charges and credit card fees (due to managements efforts to improve the efficiency of the Company’s cash management practices during the third quarter); a decrease of $11,296 (or 7.43%) in advertising and promotion expense (reflecting the fact that we did not run certain programs that increased these expenses for the prior year, but also offset by increases in the cost of the other promotions described above during fiscal 2007); and a decrease of $10,118 (or 6.82%) in insurance expense (due to timing issues involving premium payments and refunds for new and departing employees, as well as to changes in the overall number of employees electing coverage under the Company’s group insurance).

Interest and Other Income:

Other income (not including interest income) decreased from $31,277 for the quarter ended March 3, 2007 to $27,946 for the quarter ended March 1, 2008, due to a decrease in fees charged to cash checks without a grocery purchase (which reflected a lower volume of this activity during the current quarter as compared to the prior year period), as well as a slight decrease in revenue related to Fed-Ex shipments/other due to a slight decrease in this activity.  These decreases were partially offset by activity-related increases in the other components of other income components reflected below.  The components of other income for the quarters ended March 1, 2008 and March 3, 2007 were as follows:

	THIRTEEN WEEKS ENDED
Description	March 1, 2008	March 3, 2007
Check cashing fees	$19,036	$24,675
Funds received for handling money orders	1,349	757
Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	3,796	3,680
Returned check fees	2,101	369
Revenue related to Fed-Ex shipments/other	1,664	1,796
TOTAL	$27,946	$31,277

Interest income decreased by $88 for the quarter, remaining basically consistent with the same period last year.

Nine Months Ended March 1, 2008 Compared to Nine Months Ended March 3, 2007:

Sales:

Although sales only increased by 2.51% (or $633,610) for the thirty-nine weeks ended March 1, 2008 as compared to an increase of 4.17% for the same period last year, the continued growth in sales has been beneficial in offsetting increases in cost of sales and in operating, general, and administrative expenses.  We experienced sales increases at five of the Company’s eight grocery stores (ranging from 0.96% to 7.89%) for the first nine months of fiscal 2008.  The other three stores have been faced with new competition and, as noted above, the Company is still struggling with one location which has problems attributable to another tenant having moved out of the same center and been replaced by a tenant with less complimentary traffic impacts, as well as by generally unfavorable traffic flow at that location.  The sales reductions experienced at these three stores for the first nine months of fiscal 2008 as compared to fiscal 2007 ranged from 0.28% to 4.69%.

Sales for the nine months ended March 3, 2007 increased $1,009,616, or 4.17%, over the nine months ended February 25, 2006.  We experienced sales increases at seven of the Company’s eight grocery stores (ranging from .48% to 10.02%).  As discussed above, we believe these increases are attributable to certain lower-priced generic goods introduced during the first quarter of fiscal 2007, as well as to the closing of a competitor located between two of the Company’s stores and the effects of high gas prices on consumers’ spending choices.  The remaining location, where we had to replace certain store-level management employees in connection with the significant theft loss that was discovered during our annual audit for fiscal 2006, experienced a sales decline of 2.37% for the period.  This also is the store that continued to be adversely impacted by the fact that another tenant moved out of the shopping center where it is located during fiscal 2006, as well as by generally unfavorable traffic pattern conditions at that location.

Gross Margin:

In absolute terms, the Company’s gross margin increased by $59,516, or approximately 1.00%, for the nine months ended March 1, 2008 as compared to the same thirty-nine week period of the prior year due to the increase in sales.  Relative to sales, the gross margin percentage actually decreased from 23.88% for the thirty-nine weeks ended March 3, 2007 to 23.53% for the thirty-nine weeks ended March 1, 2008.  This decrease versus the prior year period reflects the continuing impact of the introduction of lower-priced generic merchandise, as well as promotional activities conducted to increase sales during the first nine months of both fiscal 2008 and fiscal 2007.  It also reflects the impact of ongoing increases in the wholesale costs of certain grocery items, as well as gradual increases in suppliers’ fuel surcharges due to increased gasoline prices, that we are not able to immediately recover through adjustments to the Company’s retail prices due to the impacts of competition.  Management is working to strategically adjust the prices of the Company’s merchandise to recover increases in our wholesale costs, to the extent permitted by competition.

The Company’s gross margin increased by $147,129, or 2.5%, for the quarter ended March 3, 2007 as compared to the same period of the prior year.  The gross margin percentage for the nine months ended March 3, 2007 was down, however, by 0.39% as compared to the nine month period ended February 25, 2006.  As discussed above, this decrease is attributable to the introduction of lower priced generic merchandise with lower margins and to the other promotional activities implemented during the first half of fiscal 2007, as well as to increased wholesale costs for certain items (principally certain private label merchandise) which we finally succeeded in passing on through adjustments to our retail prices during the third quarter of fiscal 2007.  The overall increase in sales that resulted from these changes in our product and pricing mix served to more than offset the impact of the small reduction in gross margin percentage on the Company’s overall profitability for the period.

Operating, General and Administrative Expenses:

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the nine months ended March 1, 2008 and March 3, 2007:

Expense Item	Nine Month 2008 Amount	% of 2008 Nine Month Total	Nine Month 2007 Amount	% of 2007 Nine Month Total
Payroll	$3,000,328	49.5	$2,996,776	49.8
Utilities & telephone expense	566,764	9.4	531,688	8.8
Rent	495,515	8.2	482,483	8.0
Insurance	419,692	6.9	462,203	7.7
Advertising & promotion	387,122	6.4	394,939	6.6
General & office supplies	293,766	4.8	275,260	4.6
Repairs & maintenance	278,408	4.6	269,516	4.5
Depreciation	93,748	1.6	114,173	1.9
Bank service charges and credit card fees	112,505	1.8	116,997	2.0
Bad checks	116,524	1.9	99,404	1.6
Professional fees	117,362	1.9	87,368	1.5
All other miscellaneous	182,414	3.0	179,266	3.0
TOTAL	$6,064,148	100.0	$6,010,073	100.0

Operating, general and administrative expenses increased by $54,075 (or 0.90%) for the first nine months of fiscal 2008, as compared to the same period of fiscal 2007.  Payroll costs increased $3,552 (or 0.12%) as management continues to work with scheduling to keep payroll costs down without sacrificing services to our customers (such as grocery carry out) that are necessary to support sales.  Utilities and telephone expense increased $35,076 (or 6.60%), as energy costs continue to increase.  Rent expense increased $13,032 (or 2.70%) due primarily to increases as new leases and/or extensions of current leases with higher base rents take effect. General and office supplies are up $18,506 (or 6.72%) due to increased prices as well as increased stocking of certain expendable store-level supplies (such as grocery bags) to support increased sales.  Repairs and services are up $8,892 (or 3.30%) due to the Company’s older equipment having required more repairs during the first nine months of fiscal 2008 than during the comparable period of last year.  Bad checks expense has continued to increase with an increase of $17,120 (or 17.22%) over the first nine months of last year.  As noted above, we have begun the process of replacing our registers and back door equipment, with the first store to be completed by mid-May of 2008, and anticipate replacing the current service provider handling bad checks with a new provider with a broader database to reduce the amount of bad and counterfeit checks being cashed at our stores.  Professional fees increased $29,994 (or 34.33%) due to the increased regulatory compliance expense under the Sarbanes-Oxley Act, coupled with increased utilization of legal services as compared to the same nine month period last year.  All other miscellaneous expense increased $3,148 (or 1.76%), remaining fairly consistent between the two periods presented.

Insurance decreased for the thirty-nine week period by $42,511 (or 9.20%) due to favorable quotes on the Company’s commercial insurance at the annual renewal on July 1, 2007.  This decrease was partially offset by an increase in group health insurance expense at the Company’s annual renewal on January 1, 2008, which is reflected in the comparison for the current quarter ended March 1, 2008 as discussed above.  Advertising and promotion expense decreased by $7,817 (or 1.98%) as management continues to work on reducing this expense item.  Depreciation expense decreased by $20,425 (or 17.89%).  As noted above, however, we expect the trend of ongoing reductions to depreciation expense in recent periods to be reversed as the Company moves through the replacement cycle that began this quarter for its cash registers, scanners and back door equipment.  Bank service charges and credit card fees decreased $4,492 (or 3.84%) for the first nine months of fiscal 2008, reflecting reduced bank charges during the period due to the improvements in the Company’s cash balances and cash management procedures as a result of the change in our principal banking relationship during the fourth quarter of fiscal 2007.  All other expenses remained consistent with last year’s figures.

Operating, general and administrative expenses increased slightly, by $8,611 (or 0.14%) for the first nine months of fiscal 2007 as compared to the comparable period of fiscal 2006.  Reductions in depreciation expense, advertising and promotion expense, insurance expense and professional fees helped to offset increases in payroll expense, rent, and bad check expense, as well as lesser increases in certain other expenses in this category.  Payroll costs increased $108,853 (or 3.77%) as compared to the same period last year due to an increase in the bonuses awarded or accrued during the three quarters ended March 3, 2007 and increases in base salaries given to store personnel during the month of April 2006, as well as the addition of one employee to the Company’s main office during the month of October 2005.  The increase in rent of $12,840 (or 2.73%) is due to the renewal of a lease at one store location at a higher base rent as well as to higher percentage rents based on the sales increases noted above.  We experienced an increase in bad check expense of $15,416 (or 18.36%) for the first nine months of fiscal 2007.  As noted above, while the Company’s practice of cashing payroll checks for customers contributes to ongoing increases in this expense, the amount of bad checks expense declined for each consecutive quarter of fiscal 2007, due to improved supervision of the check cashing process by individual store managers and improved training and employee education on this topic, which management intends to continue in order to further control these costs.  The “all other miscellaneous” component of these expenses increased $21,052 (or 13.31%), composed primarily of a $11,289 increase in vehicle expense (due to rising fuel costs and increased vehicle usage, as well as increased maintenance as we have stretched our historical vehicle replacement schedules to reduce capital spending) and $4,050 in taxes and licenses expense (due to increases in personal property taxes attributable to some of our recent store equipment upgrades, as well as to increases in state gross receipts taxes attributable to increased sales levels versus the prior year).

Significant decreases in these expenses during the first nine months of fiscal 2007 included a decrease of $95,839 (or 45.64%) in depreciation (reflecting a continued reduction in our purchases of new equipment as compared to prior years, as well as the fact that some of our older equipment is now fully depreciated); a decrease of $49,219 (or 11.08%) in advertising and promotion expense (reflecting the fact that we did not run certain programs that increased these expenses during fiscal 2006, but also offset by increases in the cost of the other promotions described above during fiscal 2007); a decrease of $9,254 (or 1.96%) in insurance expense (due to timing issues involving premium payments and refunds for new and departing employees, as well as to changes in the overall number of employees electing coverage under the Company’s group insurance); and a decrease of $7,649 (or 8.05%) in professional fees (due principally to discontinuing the services of an outside security firm that was contracted for one location during the corresponding period of the prior year).

Interest and Other Income:

Other income (not including interest income) increased from $93,143 for the nine months ended March 3, 2007 to $95,467 for the nine months ended March 1, 2008, due primarily to an increase in revenue received from handling Federal Express shipments, gum ball machines and coupon handling commissions, classified as Revenue related to Fed Ex shipments/other in the table below.  This increase was partially offset by a slight decrease in revenues from handling money orders for the nine month period, due to a decrease in the amount of these services provided, and a decrease in check cashing fees, due to a slight decrease in activity as compared to the prior year period.  The components of other income for the thirty-nine weeks ended March 1, 2008 and March 3, 2007 were as follows:

	THIRTY-NINE WEEKS ENDED
Description	March 1, 2008	March 3, 2007
Check cashing fees	$65,856	$67,430
Funds received for handling money orders	5,806	7,582
Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	11,150	11,017
Returned check fees	3,693	2,948
Revenue related to Fed-Ex shipments/other	8,962	4,166
TOTAL	$95,467	$93,143

Interest income remained relatively consistent, increasing by only $58 for the first nine months of fiscal 2008 as compared to the prior year period.

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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the nine months ended March 1, 2008 or March 3, 2007, as a result of a continued net operating loss carryforward and the related full valuation of the Company’s net deferred tax assets.

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

FINANCIAL CONDITION

Liquidity and Capital Resources:

Changes in the Company’s liquidity and capital resources during the periods presented resulted primarily from the following:

The Company generated $131,933 in cash flow from operating activities for the thirty-nine weeks ended March 1, 2008.  Sources of cash flow during the period included net income of $75,809, depreciation (which is a non-cash expense) of $93,747, and a decrease in accounts receivable of $92,907.  The decrease in accounts receivable was due primarily to the collection of a short-term promissory note from a former employee in the amount of $78,035 that was outstanding at June 2, 2007 and paid shortly after year end, with the remaining $14,872 reduction attributable to normal fluctuations in other components of accounts receivable.  An additional source of cash flow during the period was a $96,385 decrease in prepaid expenses, due to timing differences of payments for rent and fees which were actually paid for the month of June prior to the Company’s fiscal year end date of June 2, 2007, but were not paid for the most recent period until March 3, 2008 following the end of the third fiscal quarter, as well as to timing differences in payments for commercial insurance premiums.  Those increases in cash flow from operations were partially offset by an increase of $64,598 in inventories which, while down from $2,201,132 at December 1, 2007, are still being maintained at a higher balance than at the end of the Company’s June 2, 2007 fiscal year to handle increased sales and to take advantage of purchasing incentives in the form of rebates (which resulted in a $15,000 increase in vendor allowances for the first nine months of fiscal 2008 versus the prior year).  A portion of this increase is also due to the increases in wholesale costs for certain items and gradual increases in inventory suppliers’ fuel surcharges, as noted above.  We also recorded a $141,951 reduction in accounts payable during the thirty-nine week period ended March 1, 2008.  This decrease is normal for this time of year, due to the seasonal pay-down trade accounts generated by the holiday build-up of inventory.  Accounts payable were $762,445 at March 1, 2008 as compared to $788,921 at March 3, 2007.  Sales tax payable decreased $20,059 due to the change in the amount owed for sales tax at March 1, 2008 compared to the amount owed at June 2, 2007.  Other accrued liabilities remained consistent decreasing only $307.

During the thirty-nine weeks ending March 3, 2007, the Company generated $86,267 in cash flow from operating activities, due to the effects of net income of $75,876, depreciation (which is a non-cash expense) of $114,173, and a decrease in inventories of $19,121 (due to management’s ongoing efforts to reduce inventories as a means of providing working capital), offset by an increase of $59,296 in prepaid expenses (largely due to timing differences in payments for insurance premiums and prepaid maintenance contracts on our cash registers and scanning equipment), a decrease of $78,742 in accounts payable (due to reductions in inventory levels and differences in the timing of payments between periods) and a decrease of $22,328 in accrued sales tax payable (due largely to the timing of state sales tax payments in relation to quarterly sales levels).  Total accounts receivable of $164,207 at March 3, 2007 still included $24,000 of anticipated insurance recoveries not received which were related to the theft loss discovered during our fiscal 2006 year-end audit, and which were subsequently written down to zero during the fourth quarter of fiscal 2007 due to ongoing delays in resolving the claim with our insurer.

During the thirty-nine weeks ended March 1, 2008, net cash used in investing activities of $89,351 consisted of additions to property and equipment in the amount of $93,612, partially offset by a $4,261 reduction in the balance of the Company’s certificate of deposit.  The $93,612 of equipment purchases included two automobiles with an aggregate cost of $35,435, three meat scales and printers, a copy machine and a printer for the main office, a security fence required by local authorities at one store, a camera system for one store and a downpayment on new cash registers/scanning equipment and the related back door system purchased for our LaFayette store in the amount of $28,000.  The remaining cost of the equipment, in the amount of $26,893, is due on the date of installation, which is expected to be around the first of May, and is expected to be funded through new long-term bank financing as discussed above.

Net cash used in investing activities during the thirty-nine weeks ended March 3, 2007 totaled $25,219, reflecting a $6,650 reduction in the balance of our certificate of deposit, offset by $31,869 used to fund purchases of property and equipment (consisting of additional store shelving purchased as well as the replacement of the front door at one grocery store, the purchase of a dumpster for waste disposal at another store location, the purchase of a camera system at one location and the purchase of an ice machine for one location) in the amount of $14,443, and the purchase of one vehicle for $17,426.

Net cash used in financing activities for the thirty-nine weeks ended March 1, 2008 amounted to $37,944.  This reflected a net reduction of short-term borrowings in the amount of $18,817, together with a net reduction of long-term debt in the amount of $15,040 (consisting of payments of $50,475 partially offset by new long-term debt of $35,435 to finance the purchase of the two vehicles mentioned above) and $4,087 used for repurchases of the Company’s stock in response to unsolicited requests received during the period.

During the thirty-nine weeks ended March 3, 2007, net cash used in financing activities amounted to $64,954.  We reduced the Company’s long-term debt by a net amount of $42,105 (including principal payments of $59,531 on existing debt, partially offset by a new loan in the amount of $17,426 to finance one vehicle purchased), reduced short-term debt by $13,130 and redeemed $9,719 in common stock.

Overall, the Company’s cash and cash equivalents increased by $4,638 during the thirty-nine week period ended March 1, 2008, versus a decrease in cash and cash equivalents of $3,906 during the comparable period of the prior year.

The ratio of current assets to current liabilities was 1.84 to 1 at the end of the latest quarter, March 1, 2008 compared to 1.75 to 1 on March 3, 2007 and 1.75 to 1 at the end of the fiscal year ended on June 2, 2007.  Cash, cash equivalents and the certificate of deposit constituted 27.32% of the total current assets at March 1, 2008, as compared to 20.67% of the total current assets at March 3, 2007 and 26.31% at June 2, 2007.  As the Company has experienced operating losses or only minimal profitability in recent years, we have been forced to rely more extensively on managing other elements of the Company’s overall working capital structure, as well as on additional borrowings under the line of credit, to fund ongoing operations.  During the last two years, management also has limited additional capital spending and has attempted to control costs in other areas to moderate the effects of these developments on the Company’s overall liquidity by reducing the Company’s working capital requirements.  In general, management also has been working to reduce the Company’s inventory levels when possible as an additional means of providing working capital.  As noted above, however, inventories at March 1, 2008 reflected an increase of $64,598 over inventories at June 2, 2007 which, while down from the $82,943 increase in interim inventories for the first six months of fiscal 2008 (ended December 1, 2007), still reflect a decision to maintain higher inventories than at the end of the last fiscal year to handle increased sales and to take advantage of purchasing incentives in the form of rebates.  The overall level of inventory balances in recent periods also has been affected by the ongoing cost increases noted above.

Historically, the Company has financed its working capital requirements principally through its cash flow from operations.  Short-term borrowing to finance inventory purchases is provided by the Company’s $800,000 line of credit from its bank and through borrowings from related parties, as discussed below.  Effective May 3, 2007, we entered into a new credit facility with Gateway Bank & Trust, which includes the $800,000 line of credit with a 12 month term. The line of credit contains a borrowing base provision that limits the maximum outstanding indebtedness to forty percent (40%) of the value of the Company’s inventory, as measured on a quarterly basis.  As of March 1, 2008, we had available $210,000 to be borrowed under the line of credit.  The bank line of credit is secured by the Company’s certificate of deposit as well as by a security interest in substantially all of our accounts receivable, inventory, machines and equipment, furniture and fixtures and by personal guarantees of Michael A. Richardson and Paul R. Cook, the Company’s President and CEO and Executive Vice President and CFO, respectively.  While we believe that these sources will continue to provide us with adequate liquidity to supply the Company’s working capital needs, if the Company’s operating losses were to increase relative to depreciation and other non-cash charges, our operating cash flows could be adversely affected.  If this happens, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs.  If we were required to seek such additional financing and were not able to obtain it, or were unable to do so on commercially reasonable terms, we could be required to reduce the Company’s current level of operations in order to lower our working capital requirements to a level that our present financing arrangements would support.

Short-term borrowings as of specific dates are presented below:

	March 1, 2008	June 2, 2007	March 3, 2007
Michael and Diana Richardson	$13,580	$12,832	$12,576
Matthew Richardson	1,543	1,458	1,429
Line of Credit	590,000	609,650	499,996
TOTAL	$605,123	$623,940	$514,001

During the first nine months of fiscal 2008, we increased the Company’s borrowings from related parties by a net amount of $833 (reflecting accrued interest) and reduced the outstanding balance under the line of credit by a net amount of $19,650 (consisting of borrowings of $250,000 and payments of $269,650). We also paid total interest of $32,459 on borrowings under the line of credit during the nine month period.

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

Long-Term Debt:

At March 1, 2008, long-term debt consisted of a note payable to Gateway Bank & Trust of $157,246 incurred in May 2007 to refinance the addition of the Company’s eighth grocery store. In addition, two vehicles were purchased and financed through Tennessee Valley Federal Credit Union with balances due at March 1, 2008 of $13,399 and $15,126. An additional vehicle loan, also financed with Tennessee Valley Federal Credit Union, had a balance due of $11,439.  Long-term debt as of specific dates is presented below:

	March 1, 2008	June 2, 2007	March 3, 2007
Note payable, Bank, secured by all inventory, machinery and equipment, due $6,781 monthly, with interest at prime with 6% floor through December 2008.	$—	$—	$145,866

Note payable, Bank, secured by all inventory, machinery and equipment, due $3,684 monthly plus interest at prime with 6% floor through April 2012.	157,246	180,000	—

Vehicle loans, collateralized by automobiles, due monthly through July 2010.	39,964	32,250	34,646
	$197,210	$212,250	$180,512
Less current maturities	53,152	40,206	81,770
	$144,058	$172,044	$98,742

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to March 1, 2008:

Twelve Months Ending March	Amount
2009	$53,152
2010	55,760
2011	45,053
2012	42,703
2013	542

During the quarter ended March 1, 2008 retained earnings increased as a result of the Company’s net income for the quarter.

Critical Accounting Policies:

Critical accounting policies are those policies that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management believes it has chosen accounting policies that are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Our significant accounting policies are summarized in Note 1 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 2, 2007.

We believe that the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities.  Management determines its estimates based on historical experience and other factors believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Inventories:

All inventories are valued at the lower of average cost or market, following the Average Cost-to-Retail Method.  Under this method, inventory is stated at average cost, which is determined by applying an average cost-to-retail ratio to each similar merchandise category’s ending retail value.  If average cost is determined to exceed market value, the impacted merchandise’s carrying value is reduced to market value, with the reduction flowing through current period earnings.  Management recognizes inventory shortages throughout the year based on actual physical counts, which are performed on a quarterly basis at each store location.

Vendor Allowances:

The Company receives funds for a variety of merchandising activities from vendors whose products the Company buys for resale in its stores.  These incentives and allowances include volume or purchased based incentives, advertising allowances, and promotional discounts.  The purpose of these incentives and allowances is generally to aid in the reduction of the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products.  These allowances generally relate to short-term arrangements with vendors, often relating to a period of one month or less, and are typically negotiated on a purchase-by-purchase basis.  Due to system constraints and the nature of certain allowances, these allowances are applied as a reduction of inventory costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the initial purchase is sold.  Management recognized approximately $326,000 and $311,000 of vendor allowances as a reduction in inventory costs for the thirty-nine weeks ended March 1, 2008 and March 3, 2007, respectively.  Amounts that represent a reimbursement of specific identifiable incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred.  Management recognized approximately $42,000 and $40,000 in advertising allowances recorded as a reduction of advertising expense for the thirty-nine weeks ended March 1, 2008 and March 3, 2007, respectively.

Asset Impairments:

Management accounts for any impairment of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management monitors the carrying value of its long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  As of March 1, 2008 and March 3, 2007, no long-lived assets have been identified by management as impaired.

Off-Balance Sheet Arrangements:

The Company had no significant off-balance sheet arrangements as of March 1, 2008.

Related Party Transactions:

Except as discussed under “Liquidity and Capital Resources,” there were no material related party transactions during the thirty-nine week period ended March 1, 2008.

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

The Company does not engage in derivative transactions, nor does it hold or issue financial instruments for trading or other speculative purposes.  The Company is exposed to market risk related to changes in interest rates primarily as a result of its borrowing activities.  The effective interest rate on the Company’s borrowings under its Line of Credit Agreements and under its outstanding notes varies with the prime rate.  The Company does not maintain any interest rate hedging arrangements.  Based on the Company’s outstanding indebtedness at March 1, 2008 (and annualized to represent a full twelve months of results), a one percent (1.0%) increase in the prime interest rate would increase interest expense applicable to our variable rate debt (and decrease our net income) by approximately $7,600 annually.  Due to the interest rate floor provisions in the Company’s variable rate debt, decreases in the prime interest rate currently would have no impact on the Company’s annualized interest expense.  All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and they are not expected to in the foreseeable future.

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

Information regarding risk factors appears under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 2, 2007.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Issuer Repurchases:

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
December 2 – Dec. 29, 2007	484	$1.00	—	—
December 30,2007 – January 26, 2008	440	1.00	—	—
January 27 – March 1, 2008	550	1.00	—	—
Total	1,474	$1.00	—	—

(1)	Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.

ITEM 6	EXHIBITS

The following exhibits are filed as a part of the report.

Exhibit No.	Description

10.1	Lease Agreement for the Company’s Ringgold, Georgia location, as amended through the Fifth Amendment thereto dated February 18, 2008.

11	Statement re: computation of per share earnings.

31.1	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	CEO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

32.2	CFO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CONSUMERS, INC.
(Registrant)

Date:	April 14, 2008	/s/ Michael A. Richardson
Michael A. Richardson
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date:	April 14, 2008	/s/ Paul R. Cook
Paul R. Cook
EXECUTIVE VICE PRESIDENT AND TREASURER
(Principal Financial Officer & Chief Accounting Officer)

AMERICAN CONSUMERS, INC.

EXHIBIT INDEX

Exhibits filed with this report:

Exhibit No.	Description

10.1	Lease Agreement for the Company’s Ringgold, Georgia location, as amended through the Fifth Amendment thereto dated February 18, 2008.

11	Statement re: computation of per share earnings.

31.1	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	CEO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

32.2	CFO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).