Form 10-K
period 2008-05-31
AMERICAN CONSUMERS INC
filed 2008-08-29
CIK 4811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

 Commission File Number 0-5815
AMERICAN CONSUMERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-1033765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Hannah Way, Rossville, GA	30741
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (706) 861-3347

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.10 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

As of December 1, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $466,531.  (Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by the average of available bid and asked price information for such date.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

781,779 shares of Common Stock, $0.10 par value, as of July 18, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes:

(1)	specified portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 31, 2008, incorporated by reference into Part II of this Annual Report on Form 10-K.

(2)
specified portions of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission for the Registrant’s 2007 Annual Meeting of Shareholders, incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

ITEM 1.	BUSINESS

Incorporated in Georgia in 1968, American Consumers, Inc. (which we refer to herein as the “Company,” “we” or “us,” and “ACI”), operates eight (8) supermarkets within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee.

All of the Company’s supermarkets are operated under the name “Shop-Rite.”  All of the Company’s supermarkets are self-service and are engaged in the retail selling of groceries including meats, fresh produce, dairy products, frozen foods, bakery products, tobacco products, and miscellaneous other non-food items.  The Company’s supermarkets feature national brand merchandise with only a minor part of sales from controlled-label, private-label or generic merchandise.  “Controlled-label” or “private-label” merchandise is merchandise purchased from national or local suppliers under a trade name chosen by the wholesaler supplying the merchandise.  The Company’s supermarkets offer milk and certain dairy products, as well as frozen vegetables and jellies, under the controlled-labels “Foodland,” “Food Club,” “Ultimate Choice,” “Freshland,” “Price Saver,” “Top Crest,” “Top Care,” “Select” and “Valu Time.”  Bread and related bakery items are also offered as controlled-label groceries.

During the fiscal year ended May 31, 2008, the Company’s major supplier of staple groceries was Mitchell Grocery Corporation (“Mitchell”), with its principal corporate offices in Albertville, Alabama.  For the fiscal year ended May 31, 2008, approximately 82% of the Company’s total inventory purchases of $26,265,102 were made from Mitchell.

Various local suppliers within the geographical area served by the Company’s supermarkets provide the Company with certain perishable items, including produce, and accounted for approximately 18% of the Company’s total inventory purchases during fiscal 2008.  The Company believes that there are other adequate and convenient sources of groceries, including several area and local suppliers, which could meet its needs.  Accordingly, while the Company has elected to purchase the majority of its inventory from Mitchell for reasons of cost, the Company is not dependent upon any particular supplier for its requirements of groceries.

The supermarket industry is highly competitive and the principal method of competition historically has been the pricing of groceries.  The Company’s current major competitors now include various local and four regional chains, as well as one major national retailer (Wal-Mart).  The nature of price competition which the Company encounters from these major competitors includes the sale of selected items at below cost prices as “loss-leaders” or “advertised specials,” the practice of “double couponing” or matching coupon discounts with additional cash discounts, loyalty card programs, as well as the sale of certain main line items at prices below the Company’s wholesale cost.  The Company believes that its major competitors have been and are able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company.  These factors allow our competitors to engage in the aggressive pricing and promotional activities described above at a level that the Company cannot match, putting us at a competitive disadvantage.  As a result of these competitive conditions, it has been difficult to achieve meaningful sales increases apart from the addition of two new store locations in recent years. As discussed in more detail below, these factors also have made it difficult for the Company to sustain consistent improvements in gross profit.

Management believes that, in recent periods, entry into the Company’s trade area by Save-A-Lot and United Grocery Outlets, and further expansion in the area by Food Lion and Wal-Mart in addition to the presence of Ingle’s and Bi-Lo, have created a situation of ongoing price competition and increasingly expensive advertising and promotional activities which place an operation the size of the Company at a significant competitive disadvantage.  These developments, combined with increased overhead expenses and rising inventory costs, have resulted in constant pressure on the Company’s market share, sales and profits over the past several years, which has made it difficult for the Company to operate at a consistent profit.

The addition of two stores since April of 2001 and the change in our principal inventory supplier in March of 2000 has allowed the Company to better compete in the marketplace.  The Company recorded a net profit for the fiscal year ended May 31, 2008 of $132,741.  This represented our second consecutive profitable year after struggling with operating losses for the three prior fiscal years.  We recorded a net profit of $97,502 for the fiscal year ended June 2, 2007, as compared to net losses sustained for the fiscal years ended June 3, 2006, May 28, 2005 and May 29, 2004 of $167,379, $331,360 and $236,050, respectively.  We recorded a net profit of $40,134 for the fiscal year ended May 31, 2003.

While operating, general and administrative expenses increased in absolute terms during fiscal 2008, management’s ongoing efforts to control these expenses succeeded in holding them relatively steady as a percentage of sales.  Coupled with a slight increase in the gross margin for fiscal 2008, this helped us translate the increased sales into the Company’s second consecutive year of net profit despite a slight reduction in our gross margin from the level achieved in fiscal 2006.

Sales increased by $709,579 (or 2.10%) during fiscal 2008 as compared to fiscal 2007. Sales increased by $503,124 (or 1.51%) for fiscal 2007, even though fiscal 2006 was a fifty three week year while fiscal 2007 was only a fifty two week year.  While this increase was significantly less than those experienced during the prior two fiscal years of 2006 (3.67%) and 2005 (6.96%), adjusting to eliminate the effects of the extra week of operations during fiscal 2006 would have yielded an annual sales increase of 3.46% for fiscal 2007.  Still, we were pleased to be able to grow the Company’s sales for a ninth consecutive year despite the continuous challenges posed by the competition that we face from larger grocery retailers operating in the markets served by our stores.  The factors contributing to our sales increases include the economy, with customers buying more groceries and eating at home and price increases which have been passed on to the consumer through retail price adjustments.

The Company’s 23.85% gross margin for fiscal 2008 represents an increase of 0.12% from fiscal 2007, but remains a decrease of 0.33% as compared to the 24.18% gross margin achieved for fiscal 2006.  The slight increase over fiscal 2007 is attributable to management’s ongoing efforts to increase gross margin when possible, and due to the Company having refrained from certain sales promotions conducted during fiscal 2007 which had a negative impact on gross margin.  However, this slight increase was only achieved during the fourth quarter, as the Company struggled with slight decreases in the gross margin as compared to the comparable period of fiscal 2007 throughout the remainder of the year, due to ongoing increases in the wholesale costs of certain grocery items as well as gradual increases in suppliers’ fuel surcharges due to increased gasoline prices, that we have not been able to immediately recover through adjustments to the Company’s retail prices due to the impacts of competition.  Although operating, general and administrative expenses increased by $170,774 (or 2.13%) in fiscal 2008, they remained essentially flat as a percentage of sales.  Increases in wages, supplies, rent, utilities, professional services and bad checks were offset somewhat by decreases in advertising, depreciation, and bank and credit card fees.  Management will continue to monitor these expenses and attempt to control costs as much as possible given the ongoing regulatory and market-driven increases in several of these costs.

Our 23.73% gross margin for fiscal 2007 represented a decrease of 0.45% from fiscal 2006 and a decrease of 0.16% as compared to fiscal 2005.  This reduction reflected the fact that competition prevented us from succeeding until the third quarter of fiscal 2007 in adjusting our retail prices to recover increases in our wholesale costs for certain items (principally certain private label merchandise) which occurred earlier in the year.  The gross margin also was impacted by our introduction of certain lower-priced, lower-margin generic merchandise during the year, as well as certain targeted merchandise sales and other weekly advertised specials run to stimulate sales.  Management’s ongoing efforts to control the Company’s operating, general and administrative expenses helped translate the relatively small sales increase into the Company’s first net profit in four years, despite the slight reduction in our gross margin.  We achieved a measure of success in reducing these expenses both in absolute terms (by $260,829) and as a percentage of sales (by 1.15%) during fiscal 2007 as compared to the prior year.  The two principal components of the 2007 decrease, however, were the absence of a $98,750 charge for a loss due to employee theft that impacted the fourth quarter of fiscal 2006 and a decrease of $126,091 in depreciation expense for fiscal 2007 versus 2006.  The 2006 theft loss was an unusual item.  As discussed in prior periods, management expects depreciation charges to return to more historically consistent levels as the Company continues the process, which began during the fourth quarter of fiscal 2008, of moving through anticipated replacement cycles for its cash register and scanning hardware and software, and related back door systems, at all of the Company’s retail locations.  Accordingly, we expect future periods to continue to reflect the overall increase in these expenses that has occurred with the addition of the Company’s seventh and eighth grocery stores since April 28, 2001, as well as with ongoing increases in service charges related to our support for customer debit and credit card transactions and check cashing activities undertaken as a means of maintaining sales.

Two primary factors contributed to the reduction in the Company’s net loss for fiscal 2006. The first of these was an increase in sales of $1,178,737 (or approximately 3.67%) as compared to fiscal 2005.  Approximately 55% of this sales increase was due to the fact that our 2006 fiscal year contained 53 weeks, while fiscal 2005 was a 52-week year, with a significant portion of the remaining increase attributable to two successful sales promotions that the Company conducted during the third and fourth quarters of fiscal 2006.  The second major factor contributing the Company’s reduced net loss for the year was our fiscal 2006 gross margin of 24.18%, which represented an improvement of 0.29% over fiscal 2005 and an improvement of 0.21% as compared to fiscal 2004.  This reversed the 0.08% reduction in gross margin that we experienced for fiscal 2005 as compared to fiscal 2004.  The gross margin improved because, whereas gross margin was negatively impacted during the second half of fiscal 2005 by the fact that our primary inventory supplier increased its wholesale markup from 3.0% to 3.5% during the third quarter and competition prevented us from immediately passing the increase through to the retail level, management succeeded during fiscal 2006 in strategically adjusting the Company’s retail pricing mix to recapture the remainder of this increase.  Similarly, while we were not able to immediately adjust our prices to recover a fuel surcharge that the supplier implemented during the second quarter of fiscal 2006, ongoing adjustments to our pricing mix also offset this increase in our wholesale inventory costs by fiscal year end. Unfortunately, increases in several items of operating, general and administrative expenses, including a significant non-recurring theft loss experienced during the fourth quarter of fiscal 2006, more than offset the improved gross margin, resulting in the net loss for the year.

Management actively monitors both the gross margin and the company’s retail pricing structure in an attempt to maximize profitability.  Management began working on the Company’s gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002.  While occasional improvements in gross profit have been seen in recent periods, such as the increase we achieved during fiscal 2006, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company’s ability to pass through price increases experienced at the wholesale level.  Accordingly, while management attempts to offset increases in its cost (such as our successes in recovering a significant wholesale price increase by our principal supplier during 2005 and a fuel surcharge added by the supplier during the second quarter of fiscal 2006), the Company still struggled to maintain or improve its gross margin throughout most of fiscal 2008, due to the continuing increase in wholesale costs as noted above.  Accordingly, further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company’s gross margin is possible.

Management believes that competitive pressures on the Company, which have led to the losses experienced in four out of the last eight fiscal years, will continue to increase over time as a result of larger competitors, which are in a better position than the Company to withstand prolonged price competition, opening more new stores in the Company’s trade area.

Backlog is not a significant factor in the Company’s business.

The Company employs approximately 91 full-time employees and approximately 126 part-time and seasonal employees.

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

Product Class	Fiscal 2008 (52 Weeks)	Fiscal 2007 (52 Weeks)	Fiscal 2006 (53 Weeks)
Grocery and Non-Food Items	$22,327,217	$21,627,218	$21,183,034
Meat and Deli	9,452,010	9,419,858	9,533,808
Produce	2,713,404	2,735,976	2,563,086

ITEM 1A.	RISK FACTORS

The following are certain risk factors that could affect the Company’s business, results of operations and financial condition.  These risk factors could cause the Company’s actual results to differ materially from those projected in the forward-looking statements contained in our Annual Report on Form 10-K. Before investing in the Company, investors should know that making such an investment involves some risks.  The risks that are described below are not the only ones the Company faces; there may be other risks and uncertainties not presently known to us, or that we presently deem immaterial, that could affect our business.  If any of the following risks occur, the Company’s business, results of operations or financial condition could be negatively affected.  The Company does not undertake any obligation to update forward-looking statements.

For four out of the past eight fiscal years we have been unable to operate profitably due to a high level of competition in the retail grocery store business.  This intense competition may be expected to have a negative impact on both the prices we may charge for our products and certain elements of our overhead and, accordingly, on the Company’s revenues, margins and profitability.

The retail food industry in which the Company operates is extremely competitive and is generally characterized by narrow profit margins and high inventory turnover.  We are competing against national, regional and local supermarket chains, independent and specialty grocers, and nontraditional food stores, such as super-centers and club stores, as well as convenience stores and prepared food retailers.  Aggressive super-center expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation have further contributed to an increasingly competitive marketplace.  We also face increasing competition from restaurants and fast food chains due to the increasing portion of household food expenditures for food prepared outside the home.  Many of our competitors have financial, distribution, purchasing, and marketing resources that are greater than ours.  Thus our profitability may be impacted by the pricing, purchasing, financing, advertising or promotional decisions made by competitors.  Our principal competitors compete primarily on the basis of price, quality of products, product assortment, service, and store location and condition.  A historical lack of inflation in food prices and increasingly competitive markets have made it difficult generally for grocery store operators to achieve comparable store sales gains and maintain profitability.  Because sales growth has been difficult to attain, competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to consistently increase year-over-year-sales.  Our responses to these competitive pressures, such as additional promotions and increased advertising, have in the past adversely affected our operating margins and our overall profitability, and may continue to do so in the future.  Further, these competitive pressures often delay our ability to adjust our prices to reflect increases in our costs, such as increases in wholesale inventory prices or in other elements of our overhead.  Accordingly, we may not be able to fully absorb any future cost increases through our efforts to adjust retail prices or increase efficiencies in other areas of operations, which could result in increased losses in future periods.  Additionally, we sometimes face the opening of a new or remodeled competitor’s store in our trade area.  Competition also requires us to periodically remodel our existing stores, at ever increasing costs, in order to maintain their appeal.

Our level of outstanding indebtedness, coupled with the losses we have experienced in four of the last eight years and increasing interest expense and other bank charges, could impair our financial flexibility and negatively impact our business.

As of May 31, 2008, our aggregate outstanding indebtedness stood at $2,072,121 as compared to total assets for the Company of $3,807,100 at such date.  Our level of indebtedness could:

•	make it difficult for us to satisfy our obligations, including making interest payments;
•	limit our ability to obtain additional financing to fund both working capital and capital spending requirements;
•	limit our financial flexibility in planning for, and reacting to, industry changes;
•	place us at a competitive disadvantage as compared to less leveraged companies;
•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and
•	require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing the availability of our cash flow for other purposes.

Additionally, the terms of our debt agreements with our senior lender contain negative covenants which prohibit us, without the lender’s written consent, from taking any of the following actions which we might otherwise deem to be in the interest of the Company and its shareholders: (i) subject to certain exceptions, incur additional indebtedness or guaranty obligations; (ii) subject to certain exceptions, sell Company assets; (iii) purchase or acquire any interest in, or loan money to, any other enterprise or entity; (iv) engage in any merger or sale of the Company’s assets, or in any business activity substantially different from our current business; or (v) pay any dividends on our stock.

Historically, we have financed our working capital requirements principally through cash flow from operations.  During the past five years, however, we have increased our reliance on both bank and vendor financing due to periodic losses which coincided with increased inventory and capital spending requirements beginning in fiscal 2004 related to the establishment of our eighth grocery store location.  While we believe that our cash flows and existing financing arrangements will continue to supply our working capital needs, if our operating losses should increase relative to depreciation and other non-cash charges, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs.  If we could not obtain such additional financing, or could not do so on commercially reasonable terms, we could be required to reduce our current level of operations.  We also could be forced to delay or cancel future planned equipment upgrades and other capital spending if we are not able to obtain appropriate financing for such projects on commercially reasonable terms.  Further, increased interest expense resulting from higher debt levels and rising interest rates, as well as increased bank service charges related to both temporary overdrafts in our accounts and fees for processing larger numbers of credit and debit card transactions required to maintain sales, have contributed significantly to our losses in recent periods and may continue to adversely impact our future performance.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act.  If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and documentation of the internal controls over financial reporting related to our business.  We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended May 31, 2008.  Beginning with our 2010 fiscal year and in subsequent years, our independent registered public accounting firm will be required to opine on those internal controls.  In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through such reviews.

We evaluated our existing controls for the year ended May 31, 2008.  Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that ACI did not maintain effective internal control over financial reporting as of May 31, 2008.  The identified material weaknesses did not result in material audit adjustments to our fiscal 2008 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully remediate all of the material weaknesses identified by our management as of May 31, 2008 and described in Item 9A(T) of this report, or that we or our auditors will not subsequently identify additional deficiencies in our internal controls which constitute material weaknesses.  If we fail to comply with the requirements of Section 404 or if we are unable to remediate such material weakness, the accuracy and timeliness of the filing of our annual report could be materially adversely affected.  Such events also could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our Common Stock.  In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

While neither we nor our auditors have identified any material misstatements in our fiscal 2008 financial statements, any failure to successfully remediate material weaknesses in our internal controls could result in a material misstatement that would require a restatement of our financial statements, which could harm our business and operating results.  The restatement of previously issued financial statements could also expose us to legal risk.  The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor.  Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses.  Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from our shareholders, creditors or others with which we do business.  The occurrence of any of the foregoing could harm our business and reputation and cause the price of our common stock to decline.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act have been, and will continue to be, significant.  If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected, which may adversely impact our business and operating results.

Effective internal control over financial reporting is necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud.  If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our business and operating results could be harmed.  Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.  Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.  In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  As noted above, if we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our reporting obligations.

Our common stock is not actively traded and is not traded on an established exchange, and a majority of our stock is held by insiders, which may be expected to result in limited liquidity and stock price volatility for investors.

Our common stock is quoted on the Pink Sheets under the symbol “ANCS”.  The Pink Sheets is not an established exchange, and we do not have enough shareholders or outstanding shares to support an active trading market.  Accordingly, the market for our common stock is not liquid and the historical prices at which our stock has traded may not provide a reliable indication of future market prices.  For those reasons, the trading price of our common stock could fluctuate significantly.  Volatility in our stock price could also result from the following factors, among others:

•	the fact that we are presently unable to pay dividends to our stockholders due to the losses experienced in most of our recent fiscal years;
•
the fact that a majority of our outstanding common stock (approximately 63.5%) is controlled by the Company’s officers and directors, principally by Michael A. Richardson, our Chief Executive Officer, and his wife, Diana K. Richardson;

•	quarterly variations in the Company’s operating results;
•	changes in governmental regulations;
•	the operating and stock price performance of other companies in our industry; and
•	general stock market and economic conditions.

Unfavorable changes in governmental regulation may impose additional costs and administrative burdens on the Company that could have an adverse effect on our results of operations and financial condition.

Our stores are subject to various federal, state and local laws, and regulations affecting our business.  We must comply with numerous provisions regulating, among other things, health and sanitation standards, food labeling, land use and zoning, community right-to-know laws, equal employment opportunity, workplace safety, minimum wages and other employment practices, licensing for the sale of food, age requirements for the sale of tobacco products, and fire safety regulations.  We cannot predict the nature of future laws, regulations, interpretations or their application, or determine what effect additional government regulations or administrative orders, when and if promulgated, or disparate federal, state or local schemes would have on our future business.  They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or substantiation.  Any or all of such requirements, to the extent they either raise the wholesale prices for our inventory or impose direct costs on the Company, could have an adverse effect on our results of operations and financial condition.

Further, the Sarbanes-Oxley Act of 2002 includes provisions addressing audits, financial reporting and disclosure, conflicts of interest and corporate governance at public companies.  We have already incurred increased professional fees during fiscal years 2005 through 2008 related to compliance with these provisions.  As discussed above, our efforts to achieve initial compliance with the provisions of Section 404 of this Act, which deals with management’s report on internal controls and an auditor’s examination of internal controls, already has imposed, and may continue to impose, significant additional costs on the Company over the next fiscal year.  We expect these costs to include additional significant increases in accounting and consulting fees, as well as additional internal personnel costs and the indirect costs imposed by the diversion of scarce management resources to deal with regulatory compliance matters as opposed to operational issues.  These increased costs are likely to adversely affect our financial condition and results of operations because, as discussed above, the intensely competitive nature of our business makes it difficult for the Company to recover cost increases through adjustments to our retail prices.

The majority of our operating, general and administrative expenses is composed of personnel costs, so that increases in prevailing wages, benefits and other associated costs, such as recent legislation mandating increases in the federal minimum wage, could have a material adverse effect on our results of operations and financial condition.

The majority of our operating, general and administrative expenses is composed of employee payroll and related insurance and benefits expense.  Accordingly, our financial performance may be greatly influenced by increases in wage and benefit costs.  We compete with other businesses in our markets in attracting and retaining employees.  Tight labor markets, increased overtime, government mandated increases in the minimum wage and a higher proportion of full−time employees could all result in an increase in our labor costs.  We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage.  As federal and state minimum wage rates increase, we may be required to increase not only the wages of our minimum wage employees but also the wages paid to employees whose wage rates are above minimum wage.  A shortage of qualified employees also could require us to increase our wage and benefit offerings in order to compete effectively in the hiring and retention of qualified employees or to retain more expensive temporary employees.  Additionally, various proposals that would require employers to provide health insurance for all of their employees are being considered from time-to-time in Congress and various states.  The imposition of any requirement that we provide health insurance to all employees on terms materially different from our existing programs could also significantly increase our costs.  Due to competitive conditions in our business, any such increases in labor and benefits costs would be difficult for us to recover through contemporaneous price increases, and there can be no assurance that we would be able to absorb such cost increases through efforts to increase efficiencies in other areas of our operations.  Accordingly, increased labor and benefits costs could have a material adverse effect on our financial condition and results of operations.

If competitive conditions prevent us from being able to recover increases in our costs through adjustments to our retail prices, our results of operations and financial condition will be adversely affected.

During the current fiscal year, we have experienced increases in transportation cost and in the cost of products we sell in our stores.  The increases in our costs are attributed to increases in fuel, plastic, grain and other commodity costs.  As inflation has increased expenses, we have recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time.  However, the economic and competitive environment in our trade area continues to challenge us to become more cost efficient as our ability to recover increases in expenses through price increases is often limited, or at least delayed, by the effects of competition.  Our future results of operations will depend upon our ability to adapt to the current economic environment as well as current and future competitive conditions.

We are vulnerable to adverse changes in economic conditions in the concentrated geographic region in which we operate, as well as changes affecting the national economy, and negative economic developments either locally or nationally could have a material adverse impact on our business.

Our operations are concentrated within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee.  We are therefore vulnerable to regional economic downturns as well as to natural and other catastrophic events that may impact our local region, in addition to being vulnerable to any such events that may affect the national economy as a whole.  Economic conditions such as inflation, interest rates, energy costs and unemployment rates may adversely affect both our sales and our cost structure, which could lead to losses, and may also adversely affect our future growth and expansion.  Further, since our operations are concentrated in a single, relatively compact geographical area, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

The loss of any of our key employees could have a material adverse effect on our business.

We are heavily dependent upon the services of Michael A. Richardson, our President and Chief Executive Officer, and Paul R. Cook, our Executive Vice President and Chief Financial Officer, as well as certain other key personnel.  If Mr. Richardson, Mr. Cook or any of our other key personnel were to unexpectedly leave our Company, our business, financial condition and results of operations could be materially and adversely affected.  In addition, we must continue to attract, retain and motivate a significant number of qualified management and operating personnel, including replacement of senior management upon retirement.  Individuals of this caliber are historically in short supply and this shortage may limit our ability to hire and retain qualified personnel, and thus, may hinder our ability to operative effectively.

Changes in the terms on which suppliers require the Company to pay for store merchandise could have an adverse effect on the Company’s business, financial condition and results of operations.

Similar to many retailers, the Company has payment terms with most of its suppliers that extend payment for up to 30 days beyond the date the product is purchased.  Those payment terms are subject to change at any time.  If the Company’s suppliers change their payment terms for whatever reason and require faster payment by the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

A change in supplier rebates could adversely affect our results.

We receive allowances, credits and income from suppliers primarily for volume incentives, new product introductions, in-store promotions and co-operative advertising.  Certain of these funds are based on volume of net sales or purchases, growth rate of net sales or purchases and marketing programs.  If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by our suppliers.

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

We purchase approximately 82% of our merchandise including grocery, meat and produce items, from a single wholesale grocer, Mitchell Grocery Corporation.  Mitchell has been a supplier of ours since 2000.  We do not have a written contract with Mitchell but a change of merchandise suppliers, a disruption in supply or a significant change in our relationship with Mitchell could have a material adverse effect on our business and results of operations and ability to service our outstanding indebtedness.

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

The Company’s supermarkets are located in Ringgold, LaFayette, Chatsworth, Chickamauga and Tunnel Hill, Georgia; Stevenson, Alabama; and Dayton and Jasper, Tennessee.  All of the eight locations are leased from unaffiliated landlords.  Summary information concerning these leases is presented below:

	Square	Current Lease	Renewal
Location	Footage	Term	Options

Ringgold, GA	14,400	12/01/07 - 11/30/08	4-1 yr. terms
LaFayette, GA	20,500	02/01/07 - 01/31/12	1-5 yr. terms
Chatsworth, GA	24,360	05/01/08 - 04/30/13	—
Chickamauga, GA	13,840	01/01/05 - 12/31/09	1-5 yr. term
Tunnel Hill, GA	18,900	09/01/07 - 08/31/12	2-5 yr. terms
Stevenson, AL	23,860	06/01/04 - 05/31/09	1-5 yr. term
Dayton, TN	23,004	08/01/07 - 07/31/12	—
Jasper, TN	25,000	05/01/06 – 04/30/14	2-5 yr. terms
	163,864

The supermarkets in Ringgold, LaFayette, Chatsworth and Tunnel Hill, Georgia; Stevenson, Alabama; and Dayton, Tennessee, are located in strip shopping centers.  The stores in Chickamauga, Georgia and Jasper, Tennessee are free-standing.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party, or to which any of its property is subject, nor have any material legal proceedings been terminated during the fourth quarter of the Company’s fiscal year.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

The Company’s Board of Directors appoints the Company’s Executive Officers for a term of one year.  The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company’s Executive Officers are set forth in the following table:

Name and Year	Office(s) Presently
First Elected as	Held, Business Experience
Executive Officer	and Certain Directorships	Age

Michael A. Richardson	Chairman of the Board of	62
1977	Directors, President, Chief
	Executive Officer, member of
	the Executive Committee of
	the Board of Directors.

Paul R. Cook	Executive Vice-President,	58
1987	Treasurer, Chief Financial
	Officer, Director, member of
	the Executive Committee of
	the Board of Directors.
	Director of Capital Bank,
	Fort Oglethorpe, Georgia
	since May 1993.

James E. Floyd	Vice-President, member of	64
1991	the Executive Committee
	(ex-officio).

Reba S. Southern	Secretary, member of the	55
1991	Executive Committee (ex-officio).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           The approximate number of record holders of the Company’s common stock at May 31, 2008, was 757.  The Company does not have any equity compensation plans.  The remaining information required by paragraph (a) of this Item 5 is incorporated herein by reference to page 4 of the Company’s Annual Report to security holders for the fiscal year ended May 31, 2008.

(b)           Not applicable.

(c)           Issuer Repurchases:

There were no repurchases of common stock made by the Company during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to page 3 of the Company’s Annual Report to security holders for the fiscal year ended May 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 5 through 21 of the Company’s Annual Report to security holders for the fiscal year ended May 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 22 through 38 of the Company’s Annual Report to security holders for the fiscal year ended May 31, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of May 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of material weaknesses in internal control over financial reporting, as discussed further below under Management’s Report on Internal Control over Financial Reporting.

Based upon management’s conclusion that there were material weaknesses in the Company’s internal control over financial reporting, the Company has taken measures it deemed necessary to conclude its financial statements as of and for the year-ended May 31, 2008 do not contain a material misstatement.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended).  Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of May 31, 2008, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2008, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In connection with the preparation of our financial statements for the year ended May 31, 2008, certain significant deficiencies in the internal control became evident to management that, individually and in the aggregate, represent material weaknesses, including, insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended May 31, 2008, the Chief Financial Officer internally maintained all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Oftentimes spreadsheets are created, modified and maintained by the Chief Financial Officer without any independent review or verification of the calculations, formulas or assumptions used to aggregate the amounts used to compile the financial statements and related disclosures.  Additionally, meaningful review of the Company’s bank statements used by the Chief Financial Officer to perform reconciliations are not being performed and these control deficiencies could result in material misstatement to our interim or annual financial statements that would not be prevented or detected in a timely manner.  Management believes that each of these material weaknesses may have a pervasive impact on our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Remediation Plan

Management determined that a material weakness existed due to a lack of any independent review of the spreadsheets used to aggregate, summate and calculate the amounts used in the preparation of the financial statements and related disclosures and a lack of segregation of duties due to the concentration of many responsibilities with the Chief Financial Officer without any independent review or verification.  Management has hired additional staff that will have the responsibility of independently reviewing the spreadsheets maintained by the Chief Financial Officer to verify the amounts, calculations, and formulas used to compile the amounts used in the preparation of the financial statements and related disclosures.  Additionally, the Chief Executive Officer will be performing a detailed review of the bank statements, including examination of individual items, used by the Chief Financial Officer in the preparation of reconciliations.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Information concerning the Company’s Executive Officers is set forth in Part I of this report on Form 10-K under the caption “Executive Officers of the Company.”

Audit Committee Financial Expert

All three of the Company’s independent directors currently serve on the Audit Committee, and each is an experienced business professional.  Thomas L. Richardson is the retired chief executive officer of Learning Labs, Inc., a position he held for 27 years.  He has had over 32 years of experience in reviewing the Company’s financial reporting process through service as an independent director.  Danny R. Skates has 13 years of senior management experience as Vice President and General Manager of Jackson Chevrolet Pontiac Buick GMC, Inc., and Andrew V. Douglas has had extensive experience with the business of independent grocery retailers such as the Company through his service as a retail counselor for Fleming Companies, Inc., our former principal supplier.  Accordingly, in light of their backgrounds and their understanding of the Company’s business, the Board of Directors believes that the members of the Audit Committee will be able to provide effective oversight for the Company’s financial reporting process and its relationship with its independent accountants.  Nevertheless, the Company’s Board of Directors has not determined that any member of the Company’s Audit Committee qualifies as an “audit committee financial expert” under the SEC’s detailed, technical definition of that term.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) which applies to its principal executive officer, principal financial officer and principal accounting officer or controller, and any persons performing similar functions.  A copy of the Code of Ethics is filed as Exhibit 14 to this Report.

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders, under the headings “INFORMATION ABOUT NOMINEES FOR DIRECTOR” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders, under the headings “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted any equity compensation plans.

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders, under the headings “PRINCIPAL SHAREHOLDERS” and “INFORMATION ABOUT NOMINEES FOR DIRECTOR.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders, under the headings “CERTAIN TRANSACTIONS” and “DIRECTOR NOMINATION PROCESS AND INDEPENDENCE DETERMINATIONS.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders, under the heading “AUDIT FEES.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	The following Financial Statements included in the Company’s 2008 Annual Report to the security holders for the fiscal year ended May 31, 2008, are incorporated by reference in Item 8 hereof:

-	Report of Independent Registered Public Accounting Firm

-	Balance Sheets – May 31, 2008 and June 2, 2007

-	Statements of Income and Changes in Stockholders’ Equity - Fiscal Years Ended May 31, 2008 and June 2, 2007

-	Statements of Cash Flows - Fiscal Years Ended May 31, 2008 and June 2, 2007

-	Notes to Financial Statements

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

AMERICAN CONSUMERS, INC.

Date: August 27, 2008	By:	/s/ Michael A. Richardson
Michael A. Richardson
Chairman of the Board,
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Richardson	Chairman of the Board,	August 27, 2008
Michael A. Richardson	President and Chief
Executive Officer

/s/ Paul R. Cook	Executive Vice-	August 27, 2008
Paul R. Cook	President, Chief
Financial Officer,
Treasurer (Chief
Accounting Officer) and
Director

/s/ Virgil E. Bishop	Director	August 27, 2008
Virgil E. Bishop

/s/ Danny R. Skates	Director	August 27, 2008
Danny R. Skates

/s/ Thomas L. Richardson	Director	August 27, 2008
Thomas L. Richardson

Director
Andrew V. Douglas

EXHIBIT INDEX

Exhibit 3	Articles of Incorporation and By-Laws. Incorporated by reference to Exhibit 3 to Form 10-K for the year ended May 29, 1993.

Exhibit 10.1
Lease for the Company’s Ringgold, Georgia location, as amended through the Fifth Amendment thereto dated February 18, 2008.  Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarterly period ended March 1, 2008.

Exhibit 10.2	Lease Agreement for the Company’s LaFayette, Georgia location. Incorporated by reference to Exhibit 10(f) to Form 10-K for the year ended May 29, 1993.

Exhibit 10.3	Lease Agreement for the Company’s Chatsworth, Georgia location. Incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended May 29, 1993.

Exhibit 10.4	First Lease Amendment Agreement for the Company’s Chatsworth, Georgia location, dated March 19, 2003. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended May 31, 2003.

Exhibit 10.5
Second Lease Amendment Agreement for the Company’s Chatsworth, Georgia location, dated November 30, 2007.  Incorporated by reference to Exhibit 10.28 to Current Report on Form 8-K dated November 30, 2007.

Exhibit 10.6	Lease Agreement for the Company’s Chickamauga, Georgia location. Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended May 29, 1993.

Exhibit 10.7
Letter Agreement, dated August 3, 1994, concerning three 5-year extension options for the Company’s Chickamauga, Georgia location.  Incorporated by reference to Exhibit 10 to Form 10-Q for quarterly period ended August 27, 1994.

Exhibit 10.8	Renewal Lease Agreement for the Company’s Stevenson, Alabama location. Incorporated by reference to Exhibit 10(h) to Form 10-K for the year ended May 28, 1994.

Exhibit 10.9	Lease Agreement for the Company’s Dayton, Tennessee location. Incorporated by reference to Exhibit 10(j) to Form 10-K for the year ended May 29, 1993.

All references incorporating exhibits from documents previously filed by the Company with the SEC are to SEC File No. 0-5815

Exhibit 10.10	Lease Agreement for the Company’s Executive Offices. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended September 1, 2001.

Exhibit 10.11	Lease Agreement for the Company’s Jasper, Tennessee location. Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended June 2, 2001.

Exhibit 10.12
Lease Agreement for the Company’s Tunnel Hill, Georgia location, dated December 20, 2003 between the Company and Tunnel Properties, LLC.  Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended February 28, 2004.

Exhibit 10.13	Demand Note with Variable Interest Rate between the Company and Michael A. and Diana K. Richardson. Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended May 29, 2004.

Exhibit 10.14	Demand Note with Variable Interest Rate between the Company and Matthew A. Richardson. Incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended May 29, 2004.

Exhibit 10.15	Commitment Letter between the Company and Gateway Bank and Trust Company, dated as of March 16, 2007. Incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended June 2, 2007.

Exhibit 10.16
Business Loan Agreement and Promissory Note between the Company and Gateway Bank and Trust Company, dated as of May 3, 2007, for $180,000 Term Loan.  Incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended June 2, 2007.

Exhibit 10.17
Commercial Security Agreement between the Company and Gateway Bank and Trust Company for $180,000 Term Loan, dated as of May 3, 2007.  Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended June 2, 2007.

Exhibit 10.18
Assignment of Deposit Account between the Company and Gateway Bank and Trust Company for $180,000 Term Loan, dated as of May 3, 2007.  Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended June 2, 2007.

All references incorporating exhibits from documents previously filed by the Company with the SEC are to SEC File No. 0-5815

Exhibit 10.19
Business Loan Agreement and Promissory Note between the Company and Gateway Bank and Trust Company, dated as of May 3, 2007, for $800,000 Revolving Line of Credit.  Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 2, 2007.

Exhibit 10.20
Commercial Security Agreement between the Company and Gateway Bank and Trust Company for $800,000 Revolving Line of Credit, dated as of May 3, 2007.  Incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended June 2, 2007.

Exhibit 10.21
Assignment of Deposit Account between the Company and Gateway Bank and Trust Company for $800,000 Revolving Line of Credit, dated as of May 3, 2007.  Incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended June 2, 2007.

Exhibit 10.22	Letter Agreement, dated as of May 3, 2007, between the Company and Gateway Bank and Trust Company. Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended June 2, 2007.

Exhibit 10.23*	Narrative Summary of the Company’s Named Executive Officer Base Salaries for Fiscal 2009. Filed herewith.

Exhibit 10.24*	Narrative Summary of the Company’s Cash Bonus Plan for Fiscal 2009. Filed herewith.

Exhibit 10.25*	Narrative Summary of Director Compensation Arrangements for the Company (no material changes from fiscal 2007 and 2008 descriptions). Filed herewith.

Exhibit 10.26	Cash Register Purchase Agreement for the Company’s LaFayette, Georgia location, dated February 5, 2008. Incorporated by reference to Exhibit 10.29 to Current Report on Form 8-K dated February 5, 2008.

Exhibit 10.27
Business Loan Agreement and Promissory Note between the Company and Gateway Bank and Trust Company, dated as of April 25, 2008, for $800,000 Revolving Line of Credit.  Incorporated by reference to Exhibit 10.30 to Current Report on Form 8-K dated May 5, 2008.

All references incorporating exhibits from documents previously filed by the Company with the SEC are to SEC File No. 0-5815

Exhibit 10.28
Commercial Security Agreement between the Company and Gateway Bank and Trust Company for $800,000 Revolving Line of Credit, dated as of April 25, 2008.  Incorporated by reference to Exhibit 10.31 to Current Report on Form 8-K dated May 5, 2008.

Exhibit 10.29
Assignment of Deposit Account between the Company and Gateway Bank and Trust Company for $800,000 Revolving Line of Credit, dated as of April 25, 2008.  Incorporated by reference to Exhibit 10.32 to Current Report on Form 8-K dated May 5, 2008.

Exhibit 10.30	Letter Agreement, dated as of May 8, 2008, between the Company and Gateway Bank and Trust Company. Incorporated by reference to Exhibit 10.33 to Current Report on Form 8-K dated May 5, 2008.

Exhibit 10.31	Cash Register Purchase Agreement for the Company’s Tunnel Hill, Georgia location, dated May 22, 2008. Incorporated by reference to Exhibit 10.34 to Current Report on Form 8-K dated May 22, 2008.

Exhibit 10.32	Cash Register Purchase Agreement for the Company’s Chickamauga, Georgia location, dated July 18, 2008. Incorporated by reference to Exhibit 10.35 to Current Report on Form 8-K dated July 18, 2008.

Exhibit 10.33	Cash Register Purchase Agreement for the Company’s Stevenson, Alabama location, dated July 18, 2008. Incorporated by reference to Exhibit 10.36 to Current Report on Form 8-K dated July 18, 2008.

Exhibit 10.34
Terms Sheet Letter between the Company and Gateway Bank & Trust Company, dated as of February 7, 2008, regarding commitment under which first borrowing was initiated July 25, 2008.  Incorporated by reference to Exhibit 10.37 to Current Report on Form 8-K dated July 25, 2008.

Exhibit 10.35
Two Promissory Notes for $56,000 each between the Company and Gateway Bank & Trust Company, dated as of July 25, 2008.  Incorporated by reference to Exhibit 10.38 to Current Report on Form 8-K dated July 25, 2008.

All references incorporating exhibits from documents previously filed by the Company with the SEC are to SEC File No. 0-5815

Exhibit 10.36
Commercial Security Agreements between the Company and Gateway Bank & Trust Company related to Two $56,000 Promissory Notes dated as of July 25, 2008.  Incorporated by reference to Exhibit 10.39 to Current Report on Form 8-K dated July 25, 2008.

Exhibit 10.37
Assignments of Deposit Account between the Company and Gateway Bank & Trust Company related to Two $56,000 Promissory Notes dated as of July 25, 2008.  Incorporated by reference to Exhibit 10.40 to Current Report on Form 8-K dated July 25, 2008.

Exhibit 13	Information Incorporated by Reference from Annual Report to Shareholders for the Fiscal Year ended May 31, 2008. Filed herewith.

Exhibit 14	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 14 to Form 10-K for the year ended May 29, 2004.

Exhibit 23	Consent of Hazlett, Lewis & Bieter, PLLC. Filed herewith.

Exhibit 31.1	C.E.O. Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a). Filed herewith.

Exhibit 31.2	C.F.O. Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a). Filed herewith.

Exhibit 32.1	C.E.O. Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b). Filed herewith.

Exhibit 32.2	C.F.O. Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b). Filed herewith.

* Indicates a management contract or compensatory plan or arrangement

All references incorporating exhibits from documents previously filed by the Company with the SEC are to SEC File No. 0-5815