Form 10-Q
period 2008-08-30
AMERICAN CONSUMERS INC
filed 2008-10-14
CIK 4811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2008
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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☒  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 7, 2008
COMMON STOCK - $ .10 PAR VALUE	781,779
NON VOTING COMMON STOCK - $ .10 PAR VALUE	----

ITEM 1.   FINANCIAL STATEMENTS
FINANCIAL INFORMATION
AMERICAN CONSUMERS, INC.
CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

	THIRTEEN WEEKS ENDED
	August 30,	September 1,
	2008	2007

NET SALES	$8,785,280	$8,740,882
COST OF GOODS SOLD	6,699,136	6,697,344
Gross Margin	2,086,144	2,043,538
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	2,109,130	2,017,106

Operating Income (Loss)	(22,986)	26,432

OTHER INCOME (EXPENSE)
Interest income	2,651	3,638
Other income	26,092	37,036
Loss on disposal of equipment	(569)	—
Interest expense	(7,847)	(18,278)
Income (Loss) Before Income Taxes	(2,659)	48,828
INCOME TAXES	—	—

NET INCOME (LOSS)	(2,659)	48,828

RETAINED EARNINGS:
Beginning	1,004,859	872,388

Redemption of common stock	—	(51)

Ending	$1,002,200	$921,165

PER SHARE:
Net income (loss)	$(0.003)	$0.062
Cash dividends	$—	$—
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	781,779	785,416

See Notes to Financial Statements

FINANCIAL INFORMATION
AMERICAN CONSUMERS, INC.
CONDENSED BALANCE SHEETS

	August 30,	May 31,
	2008	2008
	(Unaudited)
--A S S E T S--
CURRENT ASSETS
Cash and cash equivalents	$719,467	$741,440
Certificate of deposit	300,000	311,884
Accounts receivable	134,524	118,334
Inventories	2,291,588	2,241,670
Prepaid expenses	102,361	70,494
Total current assets	3,547,940	3,483,822
PROPERTY AND EQUIPMENT - at cost
Leasehold improvements	303,766	303,766
Furniture, fixtures and equipment	3,356,623	3,323,713
	3,660,389	3,627,479
Less accumulated depreciation	(3,313,402)	(3,304,201)
	346,987	323,278
TOTAL ASSETS	$3,894,927	$3,807,100

--LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
Accounts payable	$805,292	$817,890
Book overdraft	71,866	238,932
Short-term borrowings	682,635	422,820
Current maturities of long-term debt	75,398	53,922
Accrued sales tax	107,954	150,205
Other	211,826	258,087
Total current liabilities	1,954,971	1,941,856
LONG-TERM DEBT	207,636	130,265

STOCKHOLDERS' EQUITY
Nonvoting preferred stock – authorized 5,000,000 shares of no par value; no shares issued	—	—
Nonvoting common stock – authorized 5,000,000 shares-$.10 par value; no shares issued	—	—
Common stock - $.10 par value; authorized 5,000,000 shares; shares issued of 781,779 and 781,779	78,178	78,178
Additional paid-in capital	651,942	651,942
Retained earnings	1,002,200	1,004,859
Total Stockholders' Equity	1,732,320	1,734,979
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,894,927	$3,807,100

See Notes to Financial Statements

FINANCIAL INFORMATION
AMERICAN CONSUMERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THIRTEEN WEEKS ENDED
	August 30,	September 1,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,659)	$48,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,926	30,834
Change in operating assets and liabilities:
Accounts receivable	(16,190)	98,014
Inventories	(49,918)	(31,435)
Prepaid expenses	(31,867)	(7,721)
Accounts payable	(12,598)	(45,431)
Accrued sales tax	(42,251)	(11,702)
Other accrued liabilities	(46,261)	(944)
Book overdraft	(167,066)	—
Net cash provided by (used in) operating activities	(340,884)	80,443

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in certificate of deposit	11,884	12,161
Purchase of property and equipment	(51,635)	(41,811)
Net cash used in investing activities	(39,751)	(29,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	259,815	(39,356)
Proceeds from long-term debt	112,000	35,435
Principal payments on long-term debt	(13,153)	(26,583)
Redemption of common stock	—	(770)
Net cash provided by (used in) financing activities	358,662	(31,274)
Net increase (decrease) in cash	(21,973)	19,519
Cash and cash equivalents at beginning of period	741,440	582,472
Cash and cash equivalents at end of period	$719,467	$601,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$7,847	$18,278

See Notes to Financial Statements

AMERICAN CONSUMERS, INC.
NOTES TO FINANCIAL STATEMENTS

(1)	Basis of Presentation.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The interim financial statements have not been audited and should be read in conjunction with the notes to the financial statements presented in the Corporation’s 2008 Annual Report to Shareholders.  The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods.  All such adjustments are of a normal recurring nature.  The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)	Commitments and Contingencies.

Ordinary course capital expenditures for replacements of store equipment during fiscal 2009 are estimated to be $50,000 or less, which we expect to be funded from operating cash flows.  In addition to these expected equipment replacements, up to three vehicles may have to be replaced during 2009 at a cost of approximately $25,000 each and we may also have to replace the Company’s maintenance vehicle during fiscal 2009 at an estimated cost of approximately $30,000 to $35,000, which we expect to fund through either bank or manufacturer financing, whichever will provide the Company with the most favorable terms.  Finally, while management has attempted to postpone future upgrades of our existing cash registers and scanning equipment, the pending change to add an additional digit to UPC bar codes on inventory items and the deterioration of the current equipment required us to begin the upgrades beginning just prior to our year end in May 2008.  These upgrades were installed in one location prior to year end and in one additional location prior to the quarter ended on August 30, 2008.  Two additional stores were upgraded in September of 2008 and one more is scheduled for October 2008 with the remaining stores scheduled to be upgraded in early calendar 2009.  The cost of the upgrades is approximately $56,000 plus tax per store.  Financing for the completion of the installations has been obtained through our local bank.  As of August 30, 2008, capital expenditures for the fiscal year to date totaled $51,635, including the register and scanning equipment upgrades at one of the Company’s locations and the purchase of a produce scale.  The equipment upgrades for this store cost only $49,818 because we were able to use some equipment that had been replaced earlier at that location.

The Company has a 401(k) plan that is administered by Ascensus.  Participation in the plan is available to all full-time employees.  The Company’s annual contributions to the plan are discretionary.  The Company’s contribution to the plan was $7,500 in each of fiscal years 2008 and 2007.

(3)	Cost of Goods Sold.

Cost of goods sold is comprised of the cost of purchasing the Company’s products (such as groceries and other vendor-supplied products) which are sold during the period.  Cost of goods sold is equal to the beginning inventory, plus the cost of goods purchased during the period, less the amount comprising ending inventory.  The cost of goods sold shown on the Company’s Statement of Income and Retained Earnings is presented net of rebates from suppliers.  These rebates represent cash consideration received from suppliers based primarily on the Company’s volume of purchases from such suppliers.  These rebates do not include reimbursement of costs incurred to sell the supplier’s products.  In accordance with EITF 02-16, the Company applies rebates from suppliers (excluding rebates for advertising costs) as a reduction in cost of goods sold.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	THIRTEEN WEEKS ENDED
	August 30, 2008	September 1, 2007
Sales	$8,785,280	$8,740,882
% Sales Increase	0.51%	4.17%
Gross Margin %	23.75%	23.38%
Operating, General and Administrative Expenses:
Amount	$2,109,130	$2,017,106
% of Sales	24.01%	23.08%
Net Income (Loss)	$(2,659)	$48,828

Overview:

American Consumers, Inc. (the “Company”), operates eight (8) self-service supermarkets within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee.  All of our supermarkets are operated under the name “Shop-Rite,” and are engaged in the retail sale of groceries including meats, fresh produce, dairy products, frozen foods, bakery products, tobacco products, and miscellaneous other non-food items.

The Company operated at a loss of $2,659 for the thirteen weeks ended August 30, 2008, after showing profits for each of the last eight consecutive quarters.  Although sales increased by $44,398 (or 0.51%), operating, general and administrative expenses increased $92,024 (or 0.93% as a percentage of sales), resulting in the small net loss.  The sales increases experienced for fiscal years 2007 and 2008 and for the first quarter of fiscal 2009 were less than those experienced during fiscal years 2005 and 2006, due in part to the absence of new store openings and certain major sales promotions, which significantly impacted the increases reported for the 2005 and 2006 fiscal years.  Still, sales have grown for nine consecutive years despite the continuous challenges posed by the competition we face from larger grocery retailers operating in the markets served by our stores.  While the gross margin for the first quarter of fiscal 2009 was slightly down from the 23.85% gross margin achieved for fiscal year 2008, the 23.75% gross margin represented a slight improvement as compared to 23.38% for the comparable quarter of the prior year, which helped offset the increase in operating, general and administrative expenses to keep the loss for the quarter low.  The increase in expenses are due primarily to increases in store wages, increases in group insurance premiums, utility costs and professional services.

The thirteen weeks ended September 1, 2007 resulted in a net income in the amount of $48,828 representing the fifth consecutive quarter in which the Company made a profit.  An increase of 4.17% in sales contributed to the success in the quarter in spite of the opening of a competing locally owned supermarket in an area in which the Company operates two retail outlets.  Our gross margin fell to 23.38% of sales from 23.99% for the first quarter of fiscal 2006, but remained essentially level with the 23.28% gross margin we realized for the fourth quarter of fiscal 2007.

Management actively monitors both the gross margin and the company’s retail pricing structure in an attempt to maximize profitability.  Management began working on the Company’s gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002.  While occasional improvements in gross profit have been seen in recent periods, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company’s ability to pass through price increases experienced at the wholesale level.  Accordingly, while management attempts to offset increases in its cost through pricing adjustments as competition allows, further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company’s gross margin is possible.  While the increases in sales in recent periods have mostly offset the impact of reduced gross margins on profitability, the gross margin reductions experienced as a result of pricing adjustments to increase sales during recent quarters provides further evidence of this trend.

Management believes that competitive pressures on the Company, which have led to the losses experienced in three out of the last five fiscal years, will continue to increase over time as a result of competitors opening more new stores in the Company’s trade area.  These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company.  These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage.  In response to these developments, management will continue seeking to manage the Company’s pricing structure to produce the most favorable balance between increases in sales, which help to offset our fixed operating expenses, and the gross margin, which determines the profitability of the additional sales.  We will attempt to improve the gross margin and increase profitability by working to obtain the lowest cost for the Company’s inventory, and as competition permits, by periodically implementing adjustments in the Company’s overall mix of retail prices.

Our gross margins may not be directly comparable to those of our larger competitors, since some of those companies may include the costs of their internal distribution networks in cost of goods sold – thus impacting the gross margin – while others reflect such costs elsewhere (such as in operating, general and administrative expenses).  Unlike many of the larger grocery store chains with which we compete, the Company does not have an internal distribution network.  Inventory is delivered directly to our individual store locations by our wholesale supplier, which recovers its distribution costs through the markup that it charges to the Company.  Accordingly, our cost of goods sold as reflected in the Company’s financial statements is comprised principally of our direct wholesale cost for the acquisition of such inventory, net of applicable rebates and allowances as discussed under “Inventories” in Note 1 of the financial statements presented in the Company’s 2008 Annual Report to Shareholders.

Management has been working to contain increases in operating, general and administrative expenses as much as possible.  As mentioned above, however, these expenses increased $92,024 for the current quarter as compared to the same period last year, increasing 0.93% as a percentage of sales for the quarter.  This increase was brought about by factors over which management has very little control, such as the increase in the minimum wage, which caused wage costs to increase during the quarter, and by increases in group insurance premiums, utility costs and costs associated with regulations relating to Sarbanes-Oxley.  Depreciation was down for the first quarter compared to the first quarter of last year, but will increase during the next two quarters due to the ongoing replacements of cash registers and scanning equipment at the Company’s retail stores.  Accordingly, we expect future periods to continue to reflect the overall increase in these expenses that has occurred with the addition of the Company’s seventh and eighth grocery stores since April 28, 2001, as well as with ongoing increases in personnel and utility costs and costs related to expanding governmental regulations.  Management continues to monitor these expenses and continues to evaluate the performance of each of our grocery store locations to determine their long-term value to the Company.  Cost increases, combined with the relatively fixed nature of certain of our expenses, mean that any future decrease in sales due to the effects of ongoing competition will likely further erode the improvements in these expenses as a percentage of sales that we have experienced in recent periods which could, as illustrated by the current quarter’s results, affect the Company’s operating profits.  A more detailed discussion of these expenses and related changes for the periods presented is set forth below under the caption “Operating, General and Administrative Expenses.”

The increase in expenses for the quarter, coupled with the decreases in certain items of other income discussed in more detail below, contributed significantly to the loss of $2,659 for the current quarter as compared to net income of $48,828 for the same quarter of the prior year.  The impact of these items was somewhat offset by a $10,431 decrease in interest expense, reflecting a decrease in the average balance carried on our line of credit due to the implementation of a cash management system during fiscal 2008.  The decrease in interest expense is not expected to continue, due to the increased borrowings to replace cash registers and scanning systems in our remaining stores.  Interest income (principally comprised of interest on our certificate of deposit) decreased from $3,638 to $2,651 due primarily to a decrease in the interest rate at last renewal.

Sales:

Sales increased by $44,398 (or 0.51%) for the current three months ended August 30, 2008 as compared to the three month period ended September 1, 2007.  Sales were up at five of the Company’s stores, with increases ranging from 0.59% to 6.29%, while sales were down at three of the Company’s stores, with decreases ranging from 3.66% to 9.12%.  The stores with sales decreases suffered from increased competition in their local market areas as compared to the prior year period, and one also continues to be adversely impacted by another tenant having moved out of the shopping center where it is located during fiscal 2006 and been replaced by a tenant which does not generate as much traffic, and by generally unfavorable traffic pattern conditions at that location.  Sales for the month of September 2008 were up 3.29% compared to the month of September 2007.  Management will attempt to maintain the overall increase in sales by continuing to offer a broad selection of generic and private label goods to our customers and by continuing with advertised specials on a weekly basis (including certain targeted promotions) throughout the year.  We believe that each of these factors, as well as the continuing effects of high gas prices on consumer’s spending choices and the availability of our check cashing program for customers, contributed to the sales increases experienced thus far in fiscal 2009.

Sales for the three months ended September 1, 2007 increased $350,171 (or 4.17%) over sales for the same quarter of the prior year.  During that quarter all eight of the Company’s stores experienced sales increases as compared to the same quarter of the prior year, ranging from 0.21% to 10.69%.  The location with the 10.69% increase also experienced an increase of 10.66% during the subsequent month of September 2007 (as compared to September 2006), while the two stores affected by the opening of a locally owned competitor showed a decrease in sales in September 2007.  The Company experienced an overall sales increase of 1.64% for the month of September 2007.

Gross Margin:

The Company’s gross margin percentage for the three months ended August 30, 2008 increased by 0.37% as compared to the same quarter of last year.  While this represents a slight decrease from the 23.85% gross margin realized for all of fiscal 2008, it is in the range of gross margins experienced for the four quarters of fiscal 2008, which ranged from 23.25% to 24.83%. Management is attempting to keep the gross margin in line through strategic pricing adjustments while competing with larger chains with more resources available to them to reduce the impact of lower gross margins.  As previously noted, if management is forced to reduce the gross margin in order to remain competitive such a decrease would have unfavorable effects on the Company’s net income.

The Company’s gross margin percentage for the three months ended September 1, 2007 decreased by 0.61%, from 23.99% to 23.38% as compared to the same quarter of the prior year.  However, the gross margin for the quarter reflected relative stability as compared to the 23.28% gross margin experienced for the fourth quarter of the fiscal year ended June 2, 2007.  This decrease versus the prior year period was attributable to the impact of increased sales of lower-priced generic goods (including delays in recovering increases in the costs of certain of these goods through adjustments to our retail prices), as well as to other promotional activities conducted during the quarter.

Operating, General and Administrative Expenses:

The Company’s ongoing operating, general and administrative expenses are comprised mainly of personnel salary and related payroll costs, utilities and telephone expenses, rental payments for leased locations, insurance expense, advertising and promotion expense, general and office supplies expense, repairs and maintenance, depreciation expense, bank service charges and credit card fees, bad checks expense, professional fees, and other minor miscellaneous expenses.  In accordance with EITF 02-16, advertising rebates received from suppliers are deducted from advertising expense within this category.

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the quarters ended August 30, 2008 and September 1, 2007:

Expense Item	First Quarter 2008 Amount	% of First Qtr. 2008 Total	First Quarter 2007 Amount	% of First Qtr. 2007 Total
Payroll	$1,044,087	49.5	$996,157	49.4
Utilities & telephone expense	195,860	9.3	175,569	8.7
Rent	165,781	7.9	162,209	8.0
Insurance	146,976	7.0	141,433	7.0
Advertising & promotion	130,829	6.2	137,082	6.8
General & office supplies	103,406	4.9	101,345	5.0
Repairs & maintenance	84,062	4.0	89,659	4.5
Depreciation	27,926	1.3	30,834	1.5
Bank service charges and credit card fees	37,102	1.8	37,692	1.9
Bad checks	43,061	2.0	44,984	2.2
Professional fees	70,449	3.3	42,665	2.1
All other misc.	59,591	2.8	57,477	2.9
TOTAL	$2,109,130	100.0	$2,017,106	100.0

Operating, general and administrative expenses for the quarter ended August 30, 2008 increased by $92,024 over the same quarter last year.  Payroll expense increased by $47,930 (or 4.81%), due in part to the federally mandated increases in the minimum wage that took effect on July 24, 2007 and again on July 24, 2008.  Another increase from the current rate of $6.55 to $7.25 per hour is scheduled to go into effect on July 24, 2009.  Store management is continually working to keep payroll expenses in line through efficient management of employee scheduling.  Utilities and telephone expense increased by $20,291 (or 11.56%) as energy costs continue to rise.  Rent expense was up $3,572 (or 2.20%) due primarily to an increase in the monthly base rent when a lease was renewed at one location.  Insurance increased by $5,543 (or 3.92%) due to increased premiums under the Company’s health insurance package maintained for employees partially offset by a decrease in the premiums for the Company’s workmen’s compensation package and commercial liability coverage.  General and office supplies increased by $2,061 (or 2.03%) due to increased cost of paper, operating supplies and other office supplies.  Professional fees increased $27,784 (or 65.12%) as compared to the same quarter last year, as costs to comply with the Sarbanes-Oxley Act continued to rise, including significant increases in utilization of legal services and other outside consulting fees related to compliance with the internal controls provisions of Section 404 of such Act.  All other expenses increased $2,114 (or 3.68%).  Expense categories where we experienced decreases during the quarter included a decrease of $6,253 (or 4.56%) in advertising and promotion expense due to management’s efforts to control these costs by reducing the amount of certain of these activities during the year.  Repairs and maintenance expenses were down $5,597 (or 6.24%) due to the reduction in repairs to equipment during the quarter. Depreciation decreased $2,908 (or 9.43%) due to the age and fully depreciated status of much of our equipment, in particular the cash register and scanning equipment that the Company is in the process of replacing.  As noted above, however, these charges will return to more historically consistent levels as the Company continues to replace equipment and vehicles in future periods.  Bank service charges and credit card fees decreased by $590 (or 1.57%), due primarily to the impact of the cash management system implemented by the Company since the first quarter of fiscal 2007.  The Company is also changing to a different provider to handle its credit and debit card processing services, which will hopefully result in savings to the Company in the future.  Bad checks decreased $1,923 (or 4.27%), which management hopes will begin a trend in reducing this expense with a change in the provider of bad check collection services and improved procedures.

Operating, general and administrative expenses for the quarter ended September 1, 2007 increased overall by only $9,311 over the same quarter the previous year.  While payroll expenses decreased by $3,611 (or 0.4%) versus last year, these expenses increased during the next quarter because of the federally mandated increase in the minimum wage that took effect immediately after the quarter ended.  Insurance expense decreased by $24,577 (or 14.8%) as a result of a reduction in workman’s compensation premiums for our policy period that began on July 1, 2007.  Advertising and promotion expense increased $4,335 (or 3.3%), due primarily to increased costs associated with certain sales promotions during the quarter as compared to the prior year period.  General and office supplies increased $9,162 (or 9.9%) due to increased cost for various items purchased by the Company.  Repairs and maintenance increased $3,362 (or 3.9%) due to our equipment requiring more upkeep due to its age.  Conversely, depreciation expense was reduced by $6,712 (or 17.9%) also due to the age and fully depreciated status of much of our equipment.  As noted above, however, these charges may be expected to return to more historically consistent levels as the Company moves through anticipated equipment replacement cycles in future periods.  Professional fees increased $24,068 (or 129.4%) as a result of increased regulatory compliance expense under the Sarbanes-Oxley Act, coupled with increased utilization of legal services as compared to the same quarter of last year.

Bank service charges and credit card fees decreased by $2,837 (or 7.0%) due to the improvements in the Company’s cash balances and cash management procedures as a result of the recent change in our principal banking relationship during the fourth quarter of fiscal 2007 and the associated increase in our revolving line of credit.  Bad checks expense increased by $1,111 (or 2.5%), reflecting a trend in the presentation and subsequent cashing of counterfeit checks.  Management believes that the practice of cashing customers’ checks, while posing risks for the Company (such as the theft loss that was experienced during the fourth quarter of fiscal 2006 and recent increases in bad checks expense), is also vital to our competitive strategy for maintaining customer traffic and growing sales in the face of the increased competition from larger grocery retailers that we have experienced in recent years.  We have installed a check verification system to reduce bad checks expense and are investigating a possible upgrade to a more sophisticated system to further combat this problem.  We also have implemented other measures to improve our process for managing customer check cashing activities and reducing associated expenses while continuing to offer this service to our customers, including efforts undertaken during the past year to improve training and employee education on this topic and related efforts to improve supervision of the check cashing process by individual store managers.  All other expenses remained generally consistent with last year’s figures.

Interest and Other Income:

Other income (not including interest income) decreased $11,513 (or 31.1%) for the quarter ended August 31, 2008 as compared to the quarter ended September 1, 2007.  The components of other income for the quarters ended August 31, 2008 and September 1, 2007, apart from interest income, were as follows:

	THIRTEEN WEEKS ENDED
Description	August 30, 2008	September 1, 2007
Check cashing fees	$19,624	$22,944
Funds for handling money orders/transfers	571	4,924
Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	3,865	3,724
Returned check fees	1,465	377
Revenue related to Fed-Ex shipments/other	567	5,067
TOTAL	$26,092	$37,036

The decrease in check cashing fees for the first quarter of 2008 reflects a reduction in the activity of check cashing as management attempts to more closely monitor the acceptance of bad checks. As discussed above, a new system is in place at two of the Company’s stores at the end of the quarter ended August 30, 2008 and the new system scans checks when presented and rejects any checks not deemed good by their database.  Other changes in the components of other income presented above relate primarily to variations in the volume of the associated activity or service provided by the Company during each of the fiscal quarters presented, with the exception of the comparison of funds received for handling money orders and money transfers in the stores, which is affected by an over-accrual error in these amounts that occurred during the quarter ended September 1, 2007 and was reversed through a one-time adjustment of $3,033 made to such amounts during the following quarter.  Interest income decreased by $987 as compared to the first quarter of fiscal 2008.  This decrease is due primarily to the re-pricing of the interest rate on the Company’s certificate of deposit at the latest renewal date.

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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the thirteen weeks ended August 30, 2008 or September 1, 2007, as a result of a continued net operating loss carry-forward and the related full valuation of the Company’s net deferred tax assets.

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

FINANCIAL CONDITION

Liquidity and Capital Resources:

Changes in the Company’s liquidity and capital resources during the periods presented resulted primarily from the following:

Cash Flows from Operating Activities

During the thirteen week quarter ended August 30, 2008, the Company used $340,884 in cash flow from operating activities.  In addition to the Company’s net loss of $2,659 for the quarter, other uses of cash included a $167,066 reduction in the book overdraft as compared to fiscal 2008 year end (resulting from a combination of additional draws on our revolving line of credit plus timing differences between draws and disbursements under the new equipment loan, which increased cash balances as of the August 30 balance sheet date), a $49,918 increase in inventories (due primarily to continued increases in wholesale costs, but also reflecting increases in certain orders from our supplier to mitigate cost increases by taking advantage of certain promotional programs), a $46,261 decrease in other accrued liabilities (due primarily to $38,498 in officer bonuses that were accrued at year end based on the Company’s fiscal 2008 net income but were paid during the first quarter of fiscal 2009), a $42,251 decrease in accrued sales taxes (due primarily to the fact that the final month of the May 2008 quarter had five weeks of sales, whereas the final month of the August quarter had only four weeks), a $31,867 increase in prepaid expenses (due primarily to deposits paid to the manufacturer on the upgraded cash registers and scanning equipment ordered for two additional stores), a $12,598 decrease in accounts payable (resulting primarily from the timing of invoices paid during the quarter), and a net increase of $16,190 in receivables (due primarily to a $19,704 increase in receivables from our primary inventory supplier resulting from increased orders to take advantage of their promotion program, as discussed above).  These uses of cash were partially offset by the impact of $27,926 in non-cash depreciation charges.

During the thirteen weeks ended September 1, 2007, the Company generated $80,443 in cash flow from operating activities.  In addition to net income of $48,828, sources of funds included a $98,014 reduction in accounts receivable (due primarily to the impact of a short-term promissory note from a former employee in the amount of $78,035 that was outstanding at June 2, 2007 and paid shortly after year end) and the impact of non-cash depreciation charges in the amount of $30,834.  The most significant uses of funds which partially offset these amounts included a $45,431 (or 5.0%) reduction in accounts payable versus the prior year period, a $31,435 increase in inventories (generally due to increases in the wholesale cost of certain items purchased by the Company) and an $11,702 decrease in accrued sales taxes (due primarily to timing differences in payments between quarters).

Cash Flows from Investing Activities

Investing activities used $39,751 of cash flow during the thirteen weeks ended August 30, 2008, due to $51,635 of expenditures for the purchase of the upgraded cash register and scanning equipment system for one store plus the purchase of a produce scale, partially offset by a decrease in the Company’s certificate of deposit in the amount of $11,884.

Cash used in investing activities of $29,650 during the thirteen weeks ended September 1, 2007 consisted of $41,811 used to purchase two vehicles and some miscellaneous store-level equipment, partially offset by a $12,161 decrease in the Company’s certificate of deposit.

Cash Flows from Financing Activities

Financing activities provided $358,662 of additional cash flow during the thirteen weeks ended August 30, 2008, as a net increase of $259,815 in short-term debt (primarily outstanding borrowings under our line of credit, which fluctuate throughout each quarter as amounts are continuously drawn and repaid, based on the timing of expenditures and revenues, under the terms of the cash management facility with our lender) and $112,000 of additional long-term debt incurred to purchase cash register and scanning equipment for two stores as noted above were partially offset by payments on long-term debt in the amount of $13,153.

During the thirteen weeks ended September 1, 2007, we decreased the Company’s short term borrowings by $39,356, paid $26,583 on the Company’s long term debt, redeemed $770 in common stock and borrowed $35,435 in connection with the purchases of the two new vehicles during the quarter, resulting in net cash used in financing activities of $31,274.

Overall, the Company’s cash and cash equivalents decreased by $21,973 during the first quarter of fiscal 2009 as compared to an increase in cash and cash equivalents of $19,519 for the first quarter of fiscal 2008.

The ratio of current assets to current liabilities was 1.81 to 1 at the end of the latest quarter, August 30, 2008 compared to 1.80 to 1 on September 1, 2007 and 1.79 to 1 at the end of the fiscal year ended on May 31, 2008.  Cash, cash equivalents and the certificate of deposit constituted 28.73% of the total current assets at August 30, 2008, as compared to 26.94% of the total current assets at September 1, 2007 and 30.23% at May 31, 2008.  As previously reported, the Company has increased its reliance on bank financing and working capital management to maintain adequate liquidity to fund operations in connection with the operating losses experienced in recent years.  During the last three years, management also has limited additional capital spending and has been attempting to control costs in other areas to moderate the effects of these developments on the Company’s overall liquidity by reducing the Company’s working capital requirements.  While these efforts have resulted in a net reduction of approximately $14,000 in the Company’s monthly debt service requirements through the retirement of long term debt over the three year period, these savings will be partially offset by debt service requirements on the new financing obtained in connection with the ongoing replacement of the Company’s cash registers and scanning equipment at each of its stores, as well as with vehicles purchased in recent periods.  As employment and inventory costs increase, management will continue to attempt to compensate for the increases through operational efficiencies (including both efficient working capital management, which has been aided by the cash management program instituted this year with Gateway, and seeking to reduce other expenses where possible), and through seeking to continue the favorable cash management arrangement with our primary lender.

Historically, the Company has financed its working capital requirements principally through its cash flow from operations.  Short-term borrowing to finance inventory purchases is currently provided by the Company’s $800,000 line of credit from its bank and through borrowings from related parties, as discussed below.  Effective May 3, 2007, we entered into a new credit facility with Gateway Bank & Trust, which includes an $800,000 line of credit with a 12 month term.  The line of credit contains a borrowing base provision that limits the maximum outstanding indebtedness to forty percent (40%) of the value of the Company’s inventory, as measured on a quarterly basis.  As of August 30, 2008, we had $128,860 available to be borrowed under the line of credit.  The bank line of credit is secured by the Company’s certificate of deposit, as well as by a security interest in substantially all of our accounts receivable, inventory, machines and equipment, furniture and fixtures and by personal guarantees of Michael A. Richardson and Paul R. Cook, the Company’s President and CEO and Executive Vice President and CFO, respectively.  While we believe that these sources will continue to provide us with adequate liquidity to supply the Company’s working capital needs, if the Company’s operating losses were to increase relative to depreciation and other non-cash charges, our operating cash flows could be adversely affected.  If this happens, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs.  If we were required to seek such additional financing and were not able to obtain it, or were unable to do so on commercially reasonable terms, we could be required to reduce the Company’s current level of operations in order to lower our working capital requirements to a level that our present financing arrangements would support.

Short-term borrowings as of specific dates are presented below:

	August 30, 2008	May 31, 2008	September 1, 2007
Michael and Diana Richardson	$9,906	$9,764	$13,096
Matthew Richardson	1,589	1,566	1,488
Line of Credit	671,140	411,490	570,000
TOTAL	$682,635	$422,820	$584,584

During the quarter ended August 30, 2008, we increased the Company’s borrowings from related parties by a net amount of $165 (reflecting additional interest accrued) and also increased the outstanding balance under the line of credit by a net amount of $259,650.

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

Long-Term Debt:

At August 30, 2008, long-term debt consisted of a note payable to Gateway Bank & Trust of $139,662 incurred in May 2007 to refinance the addition of the Company’s eighth grocery store.  In addition, three vehicles were purchased and financed through Tennessee Valley Federal Credit Union with balances due at August 30, 2008, of $8,563, $10,662 and $12,147.  Additionally, two loans in the amount of $56,000 each were borrowed from Gateway Bank & Trust to finance the purchase of register and back door equipment at two of the Company’s locations. Long-term debt as of specific dates is presented below:

	August 30, 2008	May 31, 2008	September 1, 2007
Two notes payable, Bank, secured by all inventory, machinery and equipment, due $1,087 each, monthly, interest at prime with 6% floor through August 2013.	$112,000	$—	$—

Note payable, Bank, secured by all inventory, machinery and equipment, due $3,684 monthly, interest at the prime rate with 6% floor through April 2012.	139,662	148,486	172,774

Vehicle loans; collateralized by automobiles due monthly through July 2010.	31,372	35,701	48,328
	$283,034	$184,187	$221,102
Less current maturities	75,398	53,922	48,395
	$207,636	$130,265	$172,707

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to August 30, 2008:

Twelve Months Ending August	Amount
2009	$ 75,398
2010	73,798
2011	64,008
2012	46,079
2013	23,751

During the quarter ended August 30, 2008 retained earnings decreased as a result of the Company’s net loss for the quarter.

Critical Accounting Policies:

Critical accounting policies are those policies that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management believes it has chosen accounting policies that are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Our significant accounting policies are summarized in Note 1 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008.

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

Vendor Allowances:

The Company receives funds for a variety of merchandising activities from vendors whose products the Company buys for resale in its stores.  These incentives and allowances include volume or purchased based incentives, advertising allowances, and promotional discounts.  The purpose of these incentives and allowances is generally to aid in the reduction of the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products.  These allowances generally relate to short-term arrangements with vendors, often relating to a period of one month or less, and are typically negotiated on a purchase-by-purchase basis.  Due to system constraints and the nature of certain allowances, these allowances are applied as a reduction of inventory costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the initial purchase is sold.  Management recognized approximately $89,950 and $89,516 of vendor allowances as a reduction in inventory costs for the thirteen weeks ended August 30, 2008 and September 1, 2007, respectively.  Amounts that represent a reimbursement of specific identifiable incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred.  Management recognized approximately $16,332 and $8,750 in advertising allowances recorded as a reduction of advertising expense for the thirteen weeks ended August 30, 2008 and September 1, 2007, respectively.

Asset Impairments:

Management accounts for any impairment of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management monitors the carrying value of its long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  As of August 30, 2008 and September 1, 2007, no long-lived assets have been identified by management as impaired.

Off-Balance Sheet Arrangements:

The Company had no significant off-balance sheet arrangements as of August 30, 2008.

Related Party Transactions:

Except as discussed above under “Liquidity and Capital Resources,” there were no material related party transactions during the thirteen week period ended August 30, 2008.

Forward – Looking Statements:

Information provided by the Company, including written or oral statements made by its representatives, may contain “forward looking information” as defined in Section 21E of the Securities Exchange Act of 1934, as amended.  All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company’s business, the effects of future competition, future capital expenditures and the Company’s business strategy, are forward-looking statements.  In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements.  This forward-looking information is based on various factors and was derived utilizing numerous assumptions.  Many of these factors previously have been identified in filings or statements made on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K.  Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include the following (in addition to those matters discussed in the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008): changes in the general economy or in the Company’s primary markets, the effects of ongoing price competition from competitors (some of which have greater financial resources than those of the Company), changes in consumer spending, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company’s vendors, and other issues and uncertainties detailed from time-to-time in the Company’s filings with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of August 30, 2008.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of such date, because they are not yet able to conclude that we have remediated the material weaknesses in internal control over financial reporting identified in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Based upon management’s conclusion that there were material weaknesses in the Company’s internal control over financial reporting, management of the Company has taken measures it deemed necessary to conclude that, notwithstanding such material weaknesses, its unaudited condensed financial statements included in this report are fairly stated, in all material respects, in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

The changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are discussed below:

Management’s Plan for Remediation of Material Weaknesses

In connection with the preparation of our financial statements for the year ended May 31, 2008, management identified certain significant deficiencies in the internal control that, individually and in the aggregate, represent material weaknesses, including, insufficient segregation of duties in our finance and accounting functions due to limited personnel.  Specifically, management determined that a material weakness existed due to a lack of any independent review of the spreadsheets used to aggregate, summate and calculate the amounts used in the preparation of the financial statements and related disclosures and a lack of segregation of duties due to the concentration of many responsibilities with the Chief Financial Officer without any independent review or verification.  Additionally, meaningful review of the Company’s bank statements used by the Chief Financial Officer to perform reconciliations are not being performed and it was determined that these control deficiencies could result in material misstatement to our interim or annual financial statements that would not be prevented or detected in a timely manner.  Management believes that each of these material weaknesses could have a pervasive impact on our internal control over financial reporting.

During the first quarter of fiscal 2009, management has begun implementing the following steps to begin to address and remediate the material weaknesses described above:

•
Management has hired additional staff that will have the responsibility of independently reviewing the spreadsheets maintained by the Chief Financial Officer to verify the amounts, calculations, and formulas used to compile the amounts used in the preparation of the financial statements and related disclosures.

•
Additionally, the Chief Executive Officer will be performing a detailed review of the bank statements, including examination of individual items, used by the Chief Financial Officer in the preparation of reconciliations.

While we are still in the process of developing new procedures to establish independent verification of the Chief Financial Officer’s spreadsheets and related calculations used in the preparation of the Company’s financial statements, we believe the successful completion of these remediation steps will correct the material weakness discussed above.  We will assess the effectiveness of our remediation efforts in connection with our management’s tests of internal control over financial reporting in conjunction with our 2009 year-end financial statements.  Except as discussed above, we have not identified any changes in our internal control over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AMERICAN CONSUMERS, INC.

PART II           OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Repurchases:

There were no repurchases of common stock made by the Company during the fiscal quarter covered by this report.

ITEM 6.	EXHIBITS

The Exhibit Index attached to this report is incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CONSUMERS, INC.
(Registrant)

Date:	October 14, 2008	/s/ Michael A. Richardson
Michael A. Richardson
CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

Date:	October 14, 2008	/s/ Paul R. Cook
Paul R. Cook
EXECUTIVE VICE PRESIDENT AND
TREASURER
(Principal Financial Officer & Chief
Accounting Officer)

AMERICAN CONSUMERS, INC.

EXHIBIT INDEX

The following exhibits are incorporated by reference or filed with this report, as noted below:

Exhibit No.	Description

10.32	Cash Register Purchase Agreement for the Company’s Chickamauga, Georgia location, dated July 18, 2008. Incorporated by reference to Exhibit 10.35 to Current Report on Form 8-K dated July 18, 2008.

10.33	Cash Register Purchase Agreement for the Company’s Stevenson, Alabama location, dated July 18, 2008. Incorporated by reference to Exhibit 10.36 to Current Report on Form 8-K dated July 18, 2008.

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

10.38	Cash Register Purchase Agreement of the Company’s Dayton, Tennessee location, dated September 2, 2008. Incorporated by reference to Exhibit 10.41 to Current Report on Form 8-K dated September 2, 2008.

10.39
Promissory Note for $56,000 between the Company and Gateway Bank & Trust Company, dated as September 2, 2008.  Incorporated by reference to Exhibit 10.42 to Current Report on Form 8-K dated September 2, 2008.

10.40
Commercial Security Agreement between the Company and Gateway Bank & Trust Company related to the $56,000 Promissory Note dated as of September 2, 2008.  Incorporated by reference to Exhibit 10.43 to Current Report on Form 8-K dated September 2, 2008.

Exhibit No.	Description

10.41
Assignment of Deposit Account between the Company and Gateway Bank & Trust Company related to the $56,000 Promissory Note dated as of September 2, 2008.  Incorporated by reference to Exhibit 10.44 to Current Report on Form 8-K dated September 2, 2008.

11	Statement re: computation of per share earnings.*

31.1	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

31.2	CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

32.1	CEO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).*

32.2	CFO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).*

* Filed herewith.

All references incorporating exhibits from documents previously filed by the Company with the SEC are to SEC File No. 0-5815.