Form 10-Q
period 2008-11-29
AMERICAN CONSUMERS INC
filed 2009-01-13
CIK 4811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2008
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☒NO

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 9, 2009
COMMON STOCK - $ .10 PAR VALUE	781,339
NON VOTING COMMON STOCK - $ .10 PAR VALUE	----

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL INFORMATION
AMERICAN CONSUMERS, INC.
CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007

NET SALES	$8,700,897	$8,487,207	$17,486,177	$17,228,089
COST OF GOODS SOLD	6,549,700	6,513,801	13,248,836	13,211,145
Gross Margin	2,151,197	1,973,406	4,237,341	4,016,944

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	2,132,687	1,987,573	4,241,817	4,004,679

Operating Income (Loss)	18,510	(14,167)	(4,476)	12,265

OTHER INCOME (EXPENSE)
Interest income	2,567	4,166	5,218	7,804
Other income	22,079	30,485	48,171	67,521
Loss on disposal of equipment	(1,574)	---	(2,143)	---
Interest expense	(11,467)	(16,790)	(19,314)	(35,068)
Income Before Income Taxes	30,115	3,694	27,456	52,522
INCOME TAXES	—	—	—	—

NET INCOME	30,115	3,694	27,456	52,522

RETAINED EARNINGS:
Beginning	1,002,200	921,165	1,004,859	872,388

Redemption of common stock	(29)	(122)	(29)	(173)

Ending	$1,032,286	$924,737	$1,032,286	$924,737

PER SHARE:
Net Income	$0.039	$0.005	$0.035	$0.067
Cash dividends	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	781,696	783,836	781,717	784,758

See Notes to Financial Statements

FINANCIAL INFORMATION
AMERICAN CONSUMERS, INC.
CONDENSED BALANCE SHEETS

	November 29,	May 31,
	2008	2008
	(Unaudited)
--A S S E T S--
CURRENT ASSETS
Cash and cash equivalents	$647,449	$741,440
Certificate of deposit	302,465	311,884
Accounts receivable	145,686	118,334
Inventories	2,354,477	2,241,670
Prepaid expenses	42,472	70,494
Total current assets	3,492,549	3,483,822
PROPERTY AND EQUIPMENT - at cost
Leasehold improvements	303,766	303,766
Furniture, fixtures and equipment	3,254,409	3,323,713
	3,558,175	3,627,479
Less accumulated depreciation	(3,061,285)	(3,304,201)
	496,890	323,278
TOTAL ASSETS	$3,989,439	$3,807,100

--LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
Accounts payable	$667,838	$817,890
Book overdraft	515,781	238,932
Short-term borrowings	381,487	422,820
Current maturities of long-term debt	85,718	53,922
Accrued sales tax	103,341	150,205
Other	239,330	258,087
Total current liabilities	1,993,495	1,941,856
LONG-TERM DEBT	233,949	130,265

STOCKHOLDERS' EQUITY
Nonvoting preferred stock – authorized 5,000,000 shares of no par value; no shares issued	—	—
Nonvoting common stock – authorized 5,000,000 shares-$.10 par value; no shares issued	—	—
Common stock - $.10 par value; authorized 5,000,000 shares; shares issued of 781,339 and 781,779 respectively	78,134	78,178
Additional paid-in capital	651,575	651,942
Retained earnings	1,032,286	1,004,859
Total Stockholders’ Equity	1,761,995	1,734,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,989,439	$3,807,100

See Notes to Financial Statements

FINANCIAL INFORMATION
AMERICAN CONSUMERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	TWENTY-SIX WEEKS ENDED
	November 29,	December 1,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$27,456	$52,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,410	62,291
Change in operating assets and liabilities:
Accounts receivable	(27,352)	76,803
Inventories	(112,807)	(82,943)
Prepaid expenses	28,022	93,962
Accounts payable	(150,052)	(79,029)
Book overdraft	276,849	---
Accrued sales tax	(46,864)	(21,854)
Other accrued liabilities	(18,757)	15,244

Net cash provided by operating activities	36,905	116,996

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in certificate of deposit	9,419	8,237
Purchase of property and equipment	(234,022)	(64,976)
Net cash used in investing activities	(224,603)	(56,739)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term borrowings	(41,333)	(9,073)
Proceeds from long-term borrowings	168,000	35,435
Principal payments on long-term debt	(32,520)	(38,277)
Redemption of common stock	(440)	(2,614)
Net cash provided by (used in) financing activities	93,707	(14,529)

Net increase (decrease) in cash	(93,991)	45,728
Cash and cash equivalents at beginning of period	741,440	582,472
Cash and cash equivalents at end of period	$647,449	$628,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the six months for:
Interest	$19,314	$35,068

See Notes to Financial Statements

AMERICAN CONSUMERS, INC.
NOTES TO FINANCIAL STATEMENTS

(1)	Basis of Presentation.

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

Ordinary course capital expenditures replacements of store equipment during fiscal 2009 are estimated to be $50,000 or less, which we expect to be funded from operating cash flows.  In addition to these expected equipment replacements, up to three vehicles may have to be replaced during 2009 at a cost of approximately $25,000 each and we may also have to replace the Company’s maintenance vehicle during fiscal 2009 at an estimated cost of $30,000 to $35,000.  We expect to fund these vehicle replacements through either bank or manufacturer financing, whichever will provide the Company with the most favorable terms.  Finally, while management has attempted to postpone upgrades of our existing cash registers and scanning equipment, the pending change to add an additional digit to UPC bar codes on inventory items and the deterioration of the current equipment required us to begin the upgrades just prior to our year end in May 2008.  These upgrades were installed in one location prior to year end and in one additional location prior to the quarter ended on August 30, 2008.  Three additional stores were upgraded during our quarter ended November 29, 2008.  The cost of the upgrades is approximately $56,000 plus tax per store and financing for the completion of the installations has been obtained through our local bank.  As of November 29, 2008, capital expenditures for the fiscal year to date totaled $234,022, including the register and scanning equipment upgrades at four of the Company’s locations and three scales purchased for the meat or produce departments. The equipment upgrades for one store cost only $49,818 because we were able to use some equipment that had been replaced earlier at that location.  Other stores will need to be updated with meat scales and printers, probably during the current fiscal year, as part of the ordinary course replacements mentioned above.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Sales	$8,700,897	$8,487,207	$17,486,177	$17,228,089
% Sales Increase	2.52%	1.13%	1.50%	2.65%
Gross Margin %	24.72%	23.25%	24.23%	23.32%
Operating, General and Administrative Expenses:
Amount	$2,132,687	$1,987,573	$4,241,817	$4,004,679
% of Sales	24.51%	23.42%	24.26%	23.25%
Net Income	$30,115	$3,694	$27,456	$52,522

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

After operating at a loss of $2,659 for the first quarter of fiscal 2009, the Company operated at a net income of $30,115 for the thirteen weeks (quarter) ended November 29, 2008, which allowed us to report a net income of $27,456 for the first half of fiscal 2009.  Sales increased by $213,690 (or 2.52%) as compared to the same quarter of the prior year, as the economy continued to force consumers to alter their spending habits.  While this quarterly sales increase was partially offset by the minimal increase of only 0.51% experienced during our first fiscal quarter, sales for the first half of fiscal 2009 still increased by $258,088 (or 1.50%) over the comparable twenty-six weeks ended December 1, 2007.  Unfortunately, the impact of this sales increase, coupled with significant increases in the gross margin (to 24.72% from 23.25% for the quarter and to 24.23% from 23.32% for the first six months of last year) was offset by increases in operating, general and administrative expenses ($145,114, or 1.09% as a percentage of sales for the quarter, and $237,138, or 1.01% as a percentage of sales for the twenty-six week period), resulting in a small ($4,476) operating loss for the twenty-six weeks ended November 29, 2008, though we achieved operating income of $18,510 for the current quarter.  The increase in expenses was due primarily to increases in payroll costs, increases in group insurance premiums, utility costs and professional services.  Still, favorable net changes in other income/expense items allowed us to remain profitable for both the current quarter and year-to-date periods.  The most significant component of these changes was the reduction in interest expense for both the thirteen and twenty-six week periods, due primarily to a decrease in the average balance carried on our line of credit resulting from the implementation of a cash management system during fiscal 2008.  Interest expense did increase by $3,620 in the second quarter as compared to the first quarter of fiscal 2009, however, due to the new debt incurred to finance equipment purchases of new cash registers and scanning equipment during the period.  Partially offsetting the decreases in interest expense were simultaneous decreases in interest income (due principally to lower prevailing interest rates on our bank deposits) and other income (due principally to variations in the level of certain activities as discussed below under “Interest and Other Income” for each period presented).

The thirteen weeks (quarter) ended December 1, 2007 resulted in a net income in the amount of $3,694.  Sales increased by only 1.13% during the quarter as compared to a 4.28% increase during the previous year.  The small sales increase, while tempered by a decrease in the gross margin of 0.28% for the quarter, also coincided with a decrease of $8,192 (or 0.41%) in the operating, general and administrative expenses for the quarter.  Interest expense for the quarter also increased by $2,154 as compared to the previous year, due to additional borrowing on the Company’s line of credit to support traditionally higher November inventory levels for the Thanksgiving holiday and to maintain two accounts as the Company changed bank accounts during the quarter.  Other income for the quarter also declined by $4,547 versus the prior year period, due principally to variations in the level of certain activities as discussed below under “Interest and Other Income.”  Cumulatively, these changes resulted in a small increase ($463) in net income for the quarter as compared to the same quarter of fiscal 2007.  For the first six months of fiscal 2008, sales increased by 2.65%, offset somewhat by a 0.44% decrease in the gross margin.  Interest expense increased by $5,579 as compared to the first six months of the prior year, largely due to the same factors discussed above for the quarter, and operating, general and administrative expenses actually increased slightly (by $1,119, or 0.03%) for the first six months of fiscal 2008.  However, the sales increase, coupled with an increase of $6,139 in other income detailed below, helped to more than offset this slight increase in expenses and a 0.44% decline in the gross margin, leading a $28,944 increase in net income as compared to the first six months of fiscal 2007.

Management actively monitors both the gross margin and the Company’s retail pricing structure in an attempt to maximize profitability.  Management began working on the Company’s gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002.  While occasional improvements in gross profit have been seen in recent periods, such as the 24.23% gross margin we achieved for the first half of fiscal 2009 as compared to the gross margins of 23.85% for fiscal 2008 and 23.73% for fiscal 2007, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company’s ability to pass through price increases experienced at the wholesale level.  Accordingly, while management attempts to offset increases in its cost through pricing adjustments as competition allows, further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company’s gross margin is possible.  While the increases in sales mostly offset the impact of reduced gross margins on profitability during fiscal years 2007 and 2008, the gross margin reductions experienced as a result of pricing adjustments made to increase sales during those periods provides further evidence of this trend.

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

Management has been working to contain operating, general and administrative expenses as much as possible.  As indicated above, however, these expenses increased by $145,114, or 1.09% as a percentage of sales, for the current quarter as compared to the same period last year, and by $237,138, or 1.01% as a percentage of sales, for the twenty-six week period, resulting in a small operating loss for the first half of fiscal 2009.  Management continues to monitor these expenses and continues to evaluate the performance of each of our grocery store locations to determine their long-term value to the Company.  Cost increases, combined with the relatively fixed nature of certain of our expenses mean that any future decrease in sales due to the effects of ongoing competition will likely erode the improvement experienced in these expenses as a percentage of sales, which could affect the Company’s operating profits.  A more detailed discussion of these expenses and related changes is set forth below under the caption “Operating, General and Administrative Expenses” for each of the periods presented.

Three Months Ended November 29, 2008 Compared to Three Months Ended December 1, 2007:

Sales:

Sales increased $213,690 or 2.52% during the quarter ended November 29, 2008 compared to the quarter ended December 1, 2007.  While sales have continued to be affected at two of our grocery stores by the opening of a locally owned supermarket between these two store locations, sales at one of these stores increased by 1.21% this quarter as compared to the prior year period, while the other experienced an increase of 6.13% as customers are, or at least seem to be, now shopping closer to home.  Still, three of the Company’s stores experienced sales decreases ranging from 1.25% to 5.56%, while the other five stores showed increases in sales ranging from the 1.21% mentioned above to 7.57%.  The stores with sales decreases generally suffered from increased competition in their local market areas as compared to the prior year period, and one also continues to be adversely impacted by another tenant having moved out of the shopping center where it is located during fiscal 2006 and been replaced by a tenant which does not generate as much traffic, and by generally unfavorable traffic pattern conditions at that location.  Management will attempt to maintain the overall increase in sales by continuing to offer lower-priced generic goods to our customers and continuing with weekly advertised specials (including certain targeted promotions) throughout the year.  We believe that each of these factors, as well as the continuing effect of high gas prices on consumers’ spending choices and the availability of our check cashing program for customers, contributed to the sales increases experienced thus far in fiscal 2009.  Of course, pricing adjustments made to stimulate sales also contributed to some erosion of the gross margin during fiscal years 2007 and 2008, so maintaining profitable increases in sales over time may not be achievable.

Sales for the three months ended December 1, 2007 increased $94,940 or 1.13% compared to the same quarter the previous year.  Four of our eight grocery stores experienced sales increases for the quarter (ranging from 1.47% to 6.93%).  The remaining four locations, including both the locations mentioned above where a competitor opened between two of the Company’s stores and the third location impacted by the loss of traffic at its shopping center, experienced sales declines ranging from 0.03% to 8.18%.  Although the increase was only 1.13% of sales for the three months ended December 1, 2007, the sales increase was 2.65% for the first six months of the 2008 fiscal year.

Gross Margin:

Our gross margin percentage for the three months ended November 29, 2008 increased by 1.47% from the same quarter last year.  However, the 24.72% gross margin for the current quarter is down slightly from the gross margin of 24.83% for the fourth quarter ended May 31, 2008.  Management is working to make adjustments to retail prices of merchandise to recover increases in our wholesale costs, to the extent permitted by competition in order to keep the gross margin at a rate favorable to the Company in its efforts to generate net income.

The gross margin percentage for the Company for the three months ended December 1, 2007 decreased by 0.28%, from 23.53% to 23.25% as compared to the same quarter of the previous fiscal year.  This decrease represented a drop of 0.48% from the gross margin percentage of 23.73% obtained during the fiscal year ended June 1, 2007.  This decrease versus the prior year period was attributable to the delays in recovering increases in the costs of certain goods through adjustments to our retail prices and to promotional programs run by the Company during the period.

Operating, General and Administrative Expenses:

The Company’s operating, general and administrative expenses are comprised mainly of personnel salary and related payroll costs, utilities and telephone expenses, rental payments for leased locations, insurance expense, advertising and promotion expense, general and office supplies expense, repairs and maintenance, depreciation expense, bank service charges and credit card fees, bad checks expense, professional fees, vehicle expenses and other minor miscellaneous expenses.  In accordance with EITF 02-16, advertising rebates received from suppliers are deducted from advertising expense within this category.

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the quarters ended November 29, 2008 and December 1, 2007:

Expense Item	Second Quarter 2009 Amount	% of Second Qtr. 2009 Total	Second Quarter 2008 Amount	% of Second Qtr. 2008 Total
Payroll	$1,069,866	50.2	$989,207	49.8
Utilities & telephone expense	214,338	10.0	185,760	9.2
Rent	166,212	7.8	166,806	8.4
Insurance	150,362	7.1	127,035	6.4
Advertising & promotion	125,281	5.9	113,854	5.9
General & office supplies	105,273	4.9	102,169	5.0
Repairs & maintenance	76,258	3.6	87,811	4.4
Depreciation	32,484	1.5	31,457	1.6
Bank service charges and credit card fees	35,006	1.6	37,775	1.9
Bad checks	27,613	1.3	43,077	2.2
Professional fees	53,010	2.5	45,000	2.3
Vehicle expenses	13,604	0.6	7,417	0.4
All other miscellaneous	63,380	3.0	50,205	2.5
TOTAL	$2,132,687	100.0	$1,987,573	100.0

Operating, general and administrative expenses increased by $145,114 (or 7.30%), for the second quarter of fiscal 2009 as compared to the comparable period of fiscal 2008.  Payroll expenses increased by $80,659 (or 8.15%) versus last year due to the federally mandated increase in the minimum wage that took effect on July 24, 2008, as well as an increase in bonuses accrued during the current quarter of $9,459 as compared to the same quarter last year, due to the improved net income for the quarter.  This increase was also affected by an increase in administrative payroll of approximately $26,000 during the quarter, due to hiring an additional office employee and employees receiving additional training for management and supervisory positions.  Utilities and telephone expense increased by $28,578 (or 15.38%) as energy costs continue to escalate.  Insurance increased by $23,327 (or 18.36%) due to the receipt in the second quarter of fiscal 2008 of a premium refund that resulted from an audit of the Company’s workman’s compensation package, with no comparable refund received during the current quarter.  Advertising and promotion expense, which remained constant as a percentage of sales, increased by $11,427 (or 10.04%), as costs to purchase comparable advertising increased.  General and office expense increased by $3,104 (or 3.04%) due to increases in the cost of supplies.  Depreciation expense increased by $1,027 (or 3.26%), as the Company moved forward with replacing its cash register and scanning systems during the quarter.  This expense will continue to increase as replacements continue throughout the fiscal year.  Professional fees increased by $8,010 (or 17.80%) as compared to the same quarter last year, as costs to comply with the Sarbanes-Oxley Act continued to rise, including increases in utilization of legal services related to compliance with the internal controls provisions of Section 404 of such Act.  We are also incurring additional expense for the use of an outside agent to collect bad checks, which resulted in a decrease in bad check expense as discussed below.  Vehicle expenses increased $6,187 (or 83.42%) due to additional repairs and maintenance required for the Company’s aging fleet of vehicles.  All other expenses increased $13,175 (or 26.20%), due to increases in other miscellaneous expenses during the quarter.

The Company also experienced decreases in the following expenses during the quarter.  Rent expense remained fairly consistent decreasing by $594 (or 0.36%) during the quarter due to a decrease in overages at one of the Company’s locations that has experienced a decrease in sales during the past year.  Repairs and maintenance expenses were down $11,553 (or 13.16%) due to a reduction in repairs to equipment during the quarter as compared to the prior year period.  Bank service charges and credit card fees decreased by $2,769 (or 7.33%), as the Company has changed to a new provider to handle its credit and debit card processing services in conjunction with the ongoing replacement of our registers.  Bad checks decreased by $15,464 (or 35.90%), reflecting improved recoveries due to a change in the provider of bad check collection services coupled with improved procedures for processing checks at the store level that have caused more questionable checks to be refused at the register.  As noted above, this decrease was partially offset by additional professional fees attributable to the new provider of collection services.  Management continues to monitor these expenses in an effort to reduce or limit increases to the extent possible, given the costs passed on to the Company by its suppliers of goods and services.

Overall, operating, general and administrative expenses decreased slightly, by $8,192 (or 0.41%), for the second quarter of fiscal 2008 as compared to the comparable period of fiscal 2007.  Payroll expense increased by $4,188 (or 0.4%) versus fiscal 2007 due to the federally mandated increase in the minimum wage that took effect at the first of the 2008 quarter.  Store management worked to reduce these expenses prior to the wage increase through more efficient management of employee scheduling and will continue to do so.  Utilities and telephone expense increased by $7,916 (or 4.45%) as energy costs continue to rise.  Rent increased by $6,027 due to increases in rent at two locations.  General and office supplies increased by $15,906 (or 18.44%) due to increases in costs as well as additional supplies needed to accommodate increased sales.  Bad checks expense increased $7,649 (or 21.59%), reflecting a trend in the presentation and subsequent cashing of counterfeit checks.  Management believes that the practice of cashing customers’ checks, while posing risks for the Company (such as the theft loss that was experienced during the fourth quarter of fiscal 2006 and recent increases in bad checks expense), is also vital to our competitive strategy for maintaining customer traffic and growing sales in the face of increased competition from grocery retailers that we have experienced in recent years. Professional fees increased by $4,307 (or 10.58%) as costs continue to increase due to compliance with Sarbanes-Oxley Act.

Insurance expense decreased by $30,814 (or 19.52%) as a result of a reduction in workman’s compensation premiums for our policy period that began on July 1, 2007.  Advertising and promotion expense decreased by $7,597, (or 6.26%) due to management’s efforts to reduce these costs during the quarter.  Repairs and maintenance expense decreased by $2,016 (or 2.24%) due to a reduction in the need for repairs during the quarter.  Depreciation decreased by $6,159 (or 16.37%) due to the age and fully depreciated status of much of our equipment.  These charges are returning to more historically consistent levels as the Company moves through the equipment replacement cycle discussed above.  Bank service charges and credit card fees decreased by $4,584 (or 10.82%) due to improved cash flow resulting in reduced bank service charges during the quarter.  All other expenses remained generally consistent with the preceding year’s figures.

Interest and Other Income:

Other income (not including interest income) decreased from $30,485 for the quarter ended December 1, 2007 to $22,079 for the quarter ended November 29, 2008.  The decrease in check cashing fees for the second quarter of fiscal 2009 reflects a reduction in the activity of check cashing, as management attempts to more closely monitor the acceptance of bad checks.  An improved system is now in place at the five stores that had received the cash register and scanning equipment updates as of November 29, 2008, which scans checks when presented and rejects any checks deemed not good by the system’s enhanced database.  The negative figure of $467 for the quarter ended December 1, 2007 in funds received for handling money orders and money transfers in the stores was due to a one-time adjustment of $3,033 made to reverse an over-accrual error in these amounts that occurred during the first quarter of fiscal 2007, as well as to a reduction in the volume of these transactions as compared to the prior year period.  Excluding the one-time adjustment, funds received for handling money orders would have been $2,566 for the quarter ended December 1, 2007.  Changes in the other components of other income presented below relate primarily to variations in the volume of the associated activity or service provided by the Company during each of the fiscal periods presented.  The components of other income for the quarters ended November 29, 2008 and December 1, 2007 were as follows:

	THIRTEEN WEEKS ENDED
Description	November 29, 2008	December 1, 2007

Check cashing fees	$15,065	$23,877
Funds received for handling money orders	539	(467)
Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	3,739	3,629
Returned check fees	1,243	1,460
Revenue related to Fed-Ex shipments/other	1,493	1,986
TOTAL	$22,079	$30,485

Interest income decreased by $1,599 as compared to the second quarter of fiscal 2008, due to the re-pricing of the interest rate on the Company’s certificate of deposit at the latest renewal date.

Six Months Ended November 29, 2008 Compared to Six Months Ended December 1, 2007:

Sales:

Sales for the six months ended November 29, 2008 increased $258,088 or 1.50% compared to the same six-month period last year.  While the sales increase of 2.52% realized in the second quarter of fiscal 2009 as compared to the same quarter last year was roughly in line with the 2.65% sales increase experienced for the first six months of fiscal 2008, as noted above this increase was tempered by nearly flat sales for the first quarter of fiscal 2009 as compared to the prior year.  Sales increased at four of the Company’s eight stores for the twenty-six weeks ended November 29, 2008 (ranging from 1.90% to 6.21%).  The other four stores experienced sales decreases ranging from 0.46% to 7.37%.  Factors believed by management to have influenced these increases and decreases are discussed above in relation to the second quarter numbers.  While it is difficult to consistently increase sales due to the effects of competition, we are trying to service our customers, both new and old, to encourage them to shop with us.

Sales for the six months ended December 1, 2007 increased $445,111 or 2.65% compared to the same six months of fiscal 2007.  This increase was down from the 4.61% increase obtained for the six months ended December 2, 2006 over the six months ended November 26, 2005.  Six of our eight grocery stores experienced sales increases for the first six months of fiscal 2008 (ranging from 1.07% to 8.78%).  Competition opened in the market area of the Company’s other two stores that experienced decreases of 3.99% and 0.74% during the period.

Gross Margin:

The Company’s gross margin percentage for the six months ended November 29, 2008 increased by 0.91% as compared to the six months ended December 1, 2007, from 23.32% to 24.23%.  The gross margin percentage for fiscal 2008 was 23.85%, with the gross margin for the fourth quarter of fiscal 2008 being 24.83%.  The gross margin for the first quarter of fiscal 2009 was 23.75%.  The gross margin achieved in the four individual quarters making up fiscal 2008 ranged from 23.25% to 24.83%.  The gross margin percentage is dependent on our ability to keep pace with increases in wholesale prices and our ability to pass those increases on to the customer based on competition.  Management is constantly working to strategically adjust the retail prices of our merchandise to recover increases in our wholesale costs, to the extent permitted by competition.

The Company’s gross margin percentage for the six months ended December 1, 2007 decreased by 0.44% as compared to the six months ended December 2, 2006, from 23.76% to 23.32%. However, the gross margin for the first six months of fiscal 2008 reflected relative stability as compared to the 23.28% gross margin experienced for the fourth quarter of the fiscal year ended June 2, 2007.  This decrease versus the comparable period of fiscal 2007 is attributable to the impact of delays in recovering increases in the costs of certain merchandise through adjustments to our retail prices, as well as to the other promotional activities described above.

Operating, General and Administrative Expenses:

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the six month periods ended November 29, 2008 and December 1, 2007:

Expense Item	2009 Six Month Amount	% of 2009 Six Month Total	2008 Six Month Amount	% of 2008 Six Month Total
Payroll	$2,113,952	49.8	$1,985,363	49.6
Utilities & telephone expense	410,199	9.7	361,329	9.0
Rent	332,508	7.8	329,506	8.2
Insurance	297,337	7.0	268,468	6.7
Advertising & promotion	256,110	6.0	250,936	6.3
General & office supplies	208,679	4.9	203,514	5.0
Repairs & maintenance	160,320	3.8	177,470	4.4
Depreciation	60,410	1.4	62,291	1.6
Bank service charges and credit card fees	72,108	1.7	75,467	1.9
Bad checks	70,674	1.7	88,061	2.2
Professional fees	123,459	2.9	87,665	2.2
Vehicle expenses	24,197	0.6	14,137	0.4
All other miscellaneous	111,864	2.7	100,472	2.5
TOTAL	$4,241,817	100.0	$4,004,679	100.0

The Company’s operating, general and administrative expense for the six months ended November 29, 2008 increased overall by $237,138 (or 5.92%) over the same six-month period last year.  Payroll costs increased by $128,589 (or 6.48%).  As discussed above, this increase is due to an increase in the minimum wage effective on July 24, 2008 and to the hiring of additional personnel during the first six months of fiscal 2009.  Officer’s and supervisors accrued bonuses actually decreased by $5,880 for the six month period because of the reduction in net income for the six months ended November 29, 2008 in the amount of $25,066 as compared to the prior year period.  Utilities and telephone expenses increased by $48,870 (or 13.53%) as energy costs continue to rise.  Rent expense remained fairly consistent, increasing by $3,002 (or 0.91%) for the twenty-six week period and actually decreased during the quarter ended November 29, 2008, as discussed above.  Insurance increased by 28,869 (or 10.75%) due to increased premiums under the Company’s health insurance package maintained for employees, partially offset by a decrease in the premiums for the Company’s workmen’s compensation package and commercial liability coverage.  The Company also received a return premium of approximately $18,000 last year from a workmen’s compensation audit that has not been completed this year.  Advertising and promotion expense increased by only $5,174 (or 2.06%) as management continually works to control these costs by reducing the amount of certain of these activities during the year.  General and office supplies increased by $5,165 (or 2.54%) reflecting increases in costs of paper, operating supplies and other office supplies.  Professional fees increased by $35,794 (or 40.83%) as compared to the same quarter last year, as costs to comply with the Sarbanes-Oxley Act continued to rise, including significant increases in utilization of legal services and other outside consulting fees related to compliance with the internal controls provisions of Section 404 of such Act.  The Company also incurred approximately $7,500 in professional fees paid to a check collection agency in an effort to reduce bad checks expense.  Vehicle expenses increased $10,060 (or 71.16%) due to additional repairs and maintenance required for the Company’s aging fleet of vehicles.  All other expenses increased $11,392 (or 11.34%), due to increases in other miscellaneous expenses during the quarter.

Repairs and maintenance decreased by $17,150 (or 9.66%) due to the reduction in repairs to equipment during the twenty-six week period this year as compared to last year.  These repairs are expensed as incurred and may not continue to decrease during the remainder of the year. Depreciation decreased by $1,881 (or 3.02%) for the periods reported but will increase during the remainder of fiscal 2009 due to the ongoing replacements of cash registers and other equipment.  Bank service charges and credit card fees decreased by $3,359 (or 4.45%) as management is switching service providers for card processing as cash registers are replaced. Bad check expense decreased by $17,387 (or 19.71%) as management also is switching to a new provider of handling bad check collections and striving to improve store procedures, as discussed above.

The Company’s operating, general and administrative expenses for the six months ended December 1, 2007 increased overall by only $1,119, or 0.03% over the same six month period of fiscal 2007.  While payroll expenses decreased by $2,037 (or 0.10%) versus last year, these expenses increased during the second quarter of fiscal 2008 because of the federally mandated increase in the minimum wage that took effect early in the quarter.  Utilities and telephone expense increased by $9,968 (or 2.84%) for the six month period due to increases in energy costs.  Rent expense increased by $9,272 (or 2.90%) due to increases in rent at two of the Company’s locations as leases were renewed.  General and office supplies increased by $21,555, or (11.85%) due to increases in costs as well as additional supplies needed to accommodate increased sales.  Repairs and maintenance only increased by $1,347, (or 0.76%) due to a reduction of needed repairs in the second quarter of this year.  Bad checks increased by $8,760, (or 11.05%) reflecting a trend in the presentation and subsequent cashing of counterfeit checks.  Management is continually making efforts to improve training and employee education on this topic.  Professional fees increased by $28,375 (or 47.86%) as a result of increased regulatory compliance expense under the Sarbanes-Oxley Act, coupled with increased utilization of legal services as compared to the same six month period of the preceding year.

Insurance expense decreased by $55,391 (or 17.10%) as a result of a reduction in workman’s compensation premiums for our policy period that began on July 1, 2007.  Advertising and promotion expense decreased by $3,262 (or 1.28%) due to management’s efforts to reduce this expense item.  Depreciation expense was reduced by $13,452 (or 17.76%) due to the age and fully depreciated status of much of our equipment.  As noted above, however, these charges are returning to more historically consistent levels as the Company moves through current equipment replacement cycles.  Bank service charges and credit card fees decreased by $7,421 (or 8.95%) due to the improvements in the Company’s cash balances and cash management procedures as a result of the change in our principal banking relationship during the fourth quarter of fiscal 2007.  All other expenses remained generally consistent with last year’s figures.

Interest and Other Income:

Other income (not including interest income) decreased from $67,521 for the six months ended December 1, 2007 to $48,171 for the six months ended November 29, 2008, due primarily to variations in the volume of the associated activity or service provided by the Company during each of the fiscal quarters presented.  As discussed above, the Company has tightened its controls over the process for accepting checks, resulting in some reduction in the volume of check cashing activity, and has switched to a different provider for the handling of bad check collections.  This has resulted in more income from returned check fees, partially offset by the increased cost of the provider reflected under professional fees above.  The components of other income for the six months ended November 29, 2008 and December 1, 2007 were as follows:

	TWENTY-SIX WEEKS ENDED
Description	November 29, 2008	December 1, 2007
Check cashing fees	$34,689	$46,821
Funds received for handling money orders	1,110	4,457
Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	7,604	7,354
Returned check fees	2,708	1,837
Revenue related to Fed-Ex shipments/other	2,060	7,052
TOTAL	$48,171	$67,521

Interest income decreased by $2,586 as compared to the first six months of fiscal 2008, due to the repricing of the interest rate on the Company’s certificate of deposit at the latest renewal date.

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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the six months ended November 29, 2008 or December 1, 2007, as a result of a continued net operating loss carry-forward and the related full valuation of the Company’s net deferred tax assets.

Inflation:

The Company continues to seek ways to cope with the threat of inflation.  To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the Company’s goods.  However, competitive conditions often delay our ability to pass through price increases experienced at the wholesale level.  When the Company is forced to raise overall prices of its goods, we attempt to preserve the Company’s market share through competitive pricing strategies that emphasize weekly-advertised specials.

FINANCIAL CONDITION

Liquidity and Capital Resources:

Changes in the Company’s liquidity and capital resources during the periods presented resulted primarily from the following:

Cash Flows from Operating Activities

During the twenty-six weeks ended November 29, 2008, the Company generated a net amount of $36,905 in cash flows from operating activities.  In addition to the Company’s net income of $27,456 for the period, other sources of operating cash flow included the impact of non-cash depreciation charges in the amount of $60,410 and an increase in the book overdraft in the amount of $276,849 (resulting from the timing impacts of draws and repayments under our revolving line of credit in conjunction with the cash management program instituted during fiscal 2008 with the bank that provides the line of credit), partially offset by a decrease in accounts payable of $150,052.  Operating cash flow was also generated by a $28,022 decrease in prepaid expenses.  This was due to a combination of (i) a decrease in prepaid maintenance expense, since the new registers being installed come with the first year maintenance free and only a nominal fee for software maintenance and (ii) the fact that there were no deposits on registers at November 29, 2008 as compared to a $24,216 deposit that was being carried at May 31, 2008, partially offset by an increase in the prepaid insurance balance between May 31, 2008 and November 29, 2008 due to the payment of premiums.  Additional uses of operating cash flows during the first half of fiscal 2009 included (i) a $112,807 increase in inventories (due to seasonal requirements for increased inventory to meet customer demand during the holiday periods in November and December); (ii) a $27,352 increase in accounts receivable (due to an increase in advertising and volume-based rebates from vendors and a decrease in coupons receivable due to timing of mailing coupons for redemption); and (iii) reductions of $46,864 in sales tax payable (due mainly to timing of payments) and $18,757 in other accrued liabilities.

This compares to cash generated from operating activities of $116,996 for the twenty-six weeks ending December 1, 2007.  These funds resulted from a net income of $52,522, coupled with the impact of non-cash depreciation charges in the amount of $62,291 as well as reductions in accounts receivable of $76,803 (due to a slight increase in advertising and volume-based rebates from vendors which was more than offset by collection of a short-term promissory note from a former employee that was repaid during the period) and prepaid expenses of $93,962 (largely due to timing differences in payments for insurance premiums) and an increase of $15,244 in other liabilities.  These sources of operating cash flows were partially offset by decreases of $79,029 in accounts payable and $21,854 in sales tax payable (due largely to the timing of state sales tax payments in relation to quarterly sales levels), and increases of $82,943 in inventories (due to seasonal requirements to meet seasonal holiday demand) and $93,962 in prepaid expense (largely due to timing differences in payments for insurance premiums and prepaid maintenance contracts on our cash registers and scanning equipment).

Cash Flows from Investing Activities

Investing activities used $224,603 of cash flow during the twenty-six weeks ended November 29, 2008, due to $234,022 of expenditures for the equipment purchases ($221,022 for the upgraded cash register and scanning equipment systems for four stores plus approximately $13,000 for the purchase of three scales for produce and meat departments), partially offset by a decrease in the Company’s certificate of deposit in the amount of $9,419.

Investing activities used $56,739 of cash flow during the twenty-six weeks ended December 1, 2007, consisting of $64,976 used to fund purchases of property and equipment during the period, including the purchase of two vehicles, partially offset by a decrease of $8,237 in the balance of our certificate of deposit.

Cash Flows from Financing Activities

Financing activities provided $93,707 of additional cash flow during the twenty-six weeks ended November 29, 2008.  The impact of $168,000 of additional long-term debt incurred in connection with the ongoing cash register and scanning equipment purchases was partially offset by principal payments on long-term debt in the amount of $32,520, a net decrease of $41,333 in short-term debt (primarily outstanding borrowings under our line of credit, which fluctuate throughout each quarter as amounts are continuously drawn and repaid, based on the timing of expenditures and revenues, under the terms of the cash management facility with our lender) and the redemption of common stock in the amount of $440.

During the twenty-six weeks ended December 1, 2007, the Company used $14,529 in cash flow from financing activities, consisting of a $9,073 reduction in the Company’s short term borrowings and payments of $38,277 on the Company’s long term debt, offset by $35,435 of new debt incurred in connection with the purchase of the two new vehicles during the six month period and the expenditure of $2,614 to redeem common stock.

Overall, the Company’s cash and cash equivalents decreased by $93,991 during the twenty-six weeks ended November 29, 2008, versus an increase in cash and cash equivalents of $45,728 during the twenty-six weeks ended December 1, 2007.

The ratio of current assets to current liabilities was 1.75 to 1 at the end of the latest quarter, November 29, 2008 compared to 1.80 to 1 on December 1, 2007 and 1.79 to 1 at the end of the fiscal year ended May 31, 2008.  Cash, cash equivalents and the certificate of deposit constituted 27.20% of the total current assets at November 29, 2008, as compared to 27.83% of total current assets at December 1, 2007 and 30.23% of total current assets at May 31, 2008.  As previously reported, the Company has increased its reliance on bank financing and working capital management to maintain adequate liquidity to fund operations in connection with the operating losses experienced in recent years.  During the last three years, management also has limited additional capital spending and has been attempting to control costs in other areas to moderate the effects of these developments on the Company’s overall liquidity by reducing the Company’s working capital requirements.  While these efforts resulted in a net reduction of approximately $14,000 in the Company’s monthly debt service requirements through the end of fiscal 2008 due to the retirement of long term debt over the three year period, these savings will be partially offset by debt service requirements on the new financing obtained in connection with the ongoing replacement of the Company’s cash registers and scanning equipment at each of its stores, as well as with vehicles purchased in recent periods.  As employment and inventory costs increase, management will continue to attempt to compensate for the increases through operational efficiencies (including both efficient working capital management, which has been aided by the addition of a cash management program during the second half of fiscal 2008, and seeking to reduce other expenses where possible), and through seeking to continue the favorable cash management arrangement with our primary lender.

In general, management also has been working to reduce the Company’s inventory levels when possible as an additional means of providing working capital.  However, inventories at November 29, 2008 increased by $112,807 over the inventory at year-end May 31, 2008, due to normal seasonal requirements for increased inventory to meet customer demand during the holidays, as discussed above.  The overall level of inventory balances in recent periods also has been affected by ongoing increases in the Company’s cost for certain staple grocery items.

Historically, the Company has financed its working capital requirements principally through its cash flow from operations.  Short-term borrowing to finance inventory purchases is provided by the Company’s $800,000 line of credit from its bank and through borrowings from related parties, as discussed below.  Effective May 3, 2007, we entered into a new credit facility with Gateway Bank & Trust, which includes an $800,000 line of credit with a 12 month term which was renewed for an additional year in May 2008.  The line of credit contains a borrowing base provision that limits the maximum outstanding indebtedness to forty percent (40%) of the value of the Company’s inventory, as measured on a quarterly basis.  As of November 29, 2008, we had $429,060 available to be borrowed under the line of credit.  The bank line of credit is secured by the Company’s certificate of deposit, as well as by a security interest in substantially all of our accounts receivable, inventory, machines and equipment, furniture and fixtures and by personal guarantees of Michael A. Richardson and Paul R. Cook, the Company’s President and CEO and Executive Vice President and CFO, respectively.  While we believe that these sources will continue to provide us with adequate liquidity to supply the Company’s working capital needs, if the Company’s operating losses were to increase relative to depreciation and other non-cash charges, our operating cash flows could be adversely affected.  If this happens, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs.  If we were required to seek such additional financing and were not able to obtain it, or were unable to do so on commercially reasonable terms, we could be required to reduce the Company’s current level of operations in order to lower our working capital requirements to a level that our present financing arrangements would support.

Short-term borrowings as of specific dates are presented below:

	November 29, 2008	May 31, 2008	December 1, 2007
Michael and Diana Richardson	$10,051	$9,764	$13,350
Matthew Richardson	496	1,566	1,517
Line of Credit	370,940	411,490	600,000
TOTAL	$381,487	$422,820	$614,867

During the first six months of fiscal 2009, we increased the Company’s borrowings from related parties by $317 (reflecting additional accrued interest) and reduced the outstanding principal by $1,100 for a net reduction of $783.  We reduced the outstanding balance under the line of credit by a net amount of $40,550.

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

Long-Term Debt:

At November 29, 2008, long-term debt included a note payable to Gateway Bank & Trust of $130,704 incurred in May 2007 to refinance the addition of the Company’s eighth grocery store. The Company also borrowed $168,000 (current balance of $161,954) in three related loans, with the proceeds used to purchase registers and related equipment in three stores.  In addition, three vehicles have been purchased and financed through Tennessee Valley Federal Credit Union, with balances due at November 29, 2008 of $10,638, $9,269 and $7,102.  Long-term debt as of specific dates is presented below:

	November 29, 2008	May 31, 2008	December 1, 2007
Three notes payable, Bank, secured by all inventory, machinery and equipment, due $1,087 monthly, with interest at prime with a 6% floor through September 2013.	$161,954	$—	$—

Note payable, Bank, secured by all inventory, machinery and equipment, due $3,684 monthly, with interest at prime with a 6% floor through April 2012.	130,704	148,486	165,228

Vehicle loans; collateralized by automobiles due monthly through July 2010.	27,009	35,701	44,180
	$319,667	$184,187	$209,408
Less current maturities	85,718	53,922	50,112
	$233,949	$130,265	$159,296

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to November 29, 2008:

Twelve Months Ending November	Amount
2009	$85,718
2010	80,700
2011	76,218
2012	47,660
2013	29,371

During the quarter ended November 29, 2008 retained earnings increased as a result of the Company’s net income for the quarter.

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

Use of Estimates:

The preparation of financial statements is conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities.  Management determines its estimates based on historical experience and other factors believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

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

Vendor Allowances:

The Company receives funds for a variety of merchandising activities from vendors whose products the Company buys for resale in its stores.  These incentives and allowances include volume or purchase based incentives, advertising allowances, and promotional discounts.  The purpose of these incentives and allowances is generally to aid in the reduction of the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products.  The allowances generally relate to short-term arrangements with vendors, often relating to a period of one month or less, and are typically negotiated on a purchase-by-purchase basis.  Due to system constraints and the nature of certain allowances, these allowances are applied as a reduction of inventory costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the initial purchase is sold.  Management recognized vendor allowances of $115,085 and $205,035, respectively, as a reduction in inventory costs for the thirteen and twenty-six week periods ended November 29, 2008, and recognized vendor allowances of $124,049 and $213,565, respectively, as a reduction in inventory costs for the thirteen and twenty-six week periods ended December 1, 2007.  Amounts that represent a reimbursement of specific identifiable incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred.  Management recognized approximately $14,350 and $30,682, respectively, in advertising allowances recorded as a reduction of advertising expense for the thirteen and twenty-six week periods ended November 29, 2008, and recognized approximately $22,578 and $31,328, respectively, in advertising allowances recorded as a reduction of advertising expense for the thirteen and twenty-six week periods ended December 1, 2007.

Asset Impairments:

Management accounts for any impairment of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management monitors the carrying value of its long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  As of November 29, 2008 and December 1, 2007, no long-lived assets have been identified by management as impaired.

Off-Balance Sheet Arrangements:

The Company had no significant off-balance sheet arrangements as of November 29, 2008.

Related Party Transactions:

Except as discussed above under “Liquidity and Capital Resources,” there were no material related party transactions during the twenty-six week period ended November 29, 2008.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure control and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of November 29, 2008.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of such date, because they are not yet able to conclude that we have remediated the material weaknesses in internal control over financial reporting identified in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

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

Management’s Plan for Remediation of Material Weaknesses

In connection with the preparation of our financial statements for the year ended May 31, 2008, management identified certain significant deficiencies in the internal control that, individually and in the aggregate, represent material weaknesses, including, insufficient segregation of duties in our finance and accounting functions due to limited personnel.  Specifically, management determined that a material weakness existed due to a lack of any independent review of the spreadsheets used to aggregate, summate and calculate the amounts used in the preparation of the financial statements and related disclosures and a lack of segregation of duties due to the concentration of many responsibilities with the Chief Financial Officer without any independent review or verification.  Additionally, meaningful reviews of the Company’s bank statements used by the Chief Financial Officer to perform reconciliations were not being performed, and it was determined that these control deficiencies could result in material misstatement to our interim or annual financial statements that would not be prevented or detected in a timely manner.  Management believes that each of these material weaknesses could have a pervasive impact on our internal control over financial reporting.

During the first two quarters of fiscal 2009, management has begun implementing the following steps to address and remediate the material weaknesses described above:

•
Management has hired additional staff to segregate and provide additional backup for certain of the Chief Financial Officer’s duties.  Such staff, along with designated members of the existing staff, have been given the responsibility of independently reviewing the spreadsheets maintained by the Chief Financial Officer to verify the amounts, calculations, and formulas used to compile the amounts used in the preparation of the financial statements and related disclosures. As of the end of the second quarter, the Company has completed the initial testing and verification of all of the major calculational spreadsheets used by the Chief Financial Officer in preparation of the financial statements.

•
Additionally, the Chief Executive Officer has been performing a detailed review of the bank statements, including examination of individual items, used by the Chief Financial Officer in the preparation of reconciliations.

While we are still in the process of developing certain new procedures, and will continue to test the independent verification of the Chief Financial Officer’s spreadsheets and related calculations used in the preparation of the Company’s financial statements, we believe the successful completion of these remediation steps will correct the material weakness discussed above.  We will assess the effectiveness of our remediation efforts in connection with our management’s tests of internal control over financial reporting in conjunction with our 2009 year-end financial statements.  Except as discussed above, we have not identified any changes in our internal control over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AMERICAN CONSUMERS, INC.

PART II     OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A for our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Repurchases:

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

August 30 – Sept. 27, 2008	----	$0.00	—	—
September 28, – Nov. 1, 2008	220	1.00	—	—
November 2, – Nov. 29 2008	220	1.00	—	—
Total	440	$1.00	—	—

(1)	Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on October 23, 2008, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 2009.  Proxies were solicited by management in favor of six nominees, with no solicitation in opposition to management’s nominees.  All of such nominees were elected, with the number of votes cast for, against, or withheld as well as the number of broker non-votes as to each nominee having been as follows:

NOMINEE	TOTAL SHARES VOTED	VOTES CAST FOR	VOTES CAST AGAINST	VOTES WITHHELD	BROKER NON-VOTES
Michael A. Richardson	541,828	541,603	225	0	0
Paul R. Cook	541,828	541,603	225	0	0
Virgil E. Bishop	541,828	541,603	225	0	0
Thomas L. Richardson	541,828	541,603	225	0	0
Andrew V. Douglas	541,828	541,559	269	0	0
Danny R. Skates	541,828	541,559	269	0	0

ITEM 6	EXHIBITS

The Exhibit Index attached to this report is incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CONSUMERS, INC.
(Registrant)

	January 13, 2009	/s/ Michael A. Richardson
Date:
Michael A. Richardson
CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)

	January 13, 2009	/s/ Paul R. Cook
Date:
Paul R. Cook
EXECUTIVE VICE PRESIDENT,
CHIEF FINANCIAL OFFICER AND TREASURER
(Principal Financial Officer & Chief
Accounting Officer)

AMERICAN CONSUMERS, INC.

EXHIBIT INDEX

The following exhibits are filed with this report, as noted below:

Exhibit No.	Description

11	Statement re: computation of per share earnings.*

31.1	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

31.2	CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

32.1	CEO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).*

32.2	CFO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).*

* Filed herewith.