Form 10-Q
period 2009-02-28
AMERICAN CONSUMERS INC
filed 2009-04-14
CIK 4811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
[X]                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009
OR

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

Large accelerated filer      (   )              Accelerated filer     (   )
Non-accelerated filer        (   )              (Do not check if a smaller reporting company)Smaller reporting company    (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   (   ) YES   (X)  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class                                                                                                              Outstanding at April 9, 2009
COMMON STOCK - $ .10 PAR VALUE                                                                                                                                            767,576
NON VOTING COMMON STOCK - $ .10 PAR VALUE                                                                 ----

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	February 28,	March 1,	February 28,	March 1,
	2009	2008	2009	2008

NET SALES	$8,513,107	$8,634,569	$25,999,284	$25,862,658
COST OF GOODS SOLD	6,391,451	6,566,425	19,640,287	19,777,570
Gross Margin	2,121,656	2,068,144	6,358,997	6,085,088
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	2,123,307	2,059,469	6,365,124	6,064,148

Operating Income (loss)	(1,651)	8,675	(6,127)	20,940

OTHER INCOME (EXPENSE)
Interest income	2,610	3,992	7,828	11,796
Other income	21,514	27,946	69,685	95,467
Gain (Loss) on disposition of property and equipment	100	—	(2,043)	—
Interest expense	(15,239)	(17,326)	(34,553)	(52,394)
Income Before Income Taxes	7,334	23,287	34,790	75,809
INCOME TAXES	—	—	—	—

NET INCOME	7,334	23,287	34,790	75,809

RETAINED EARNINGS:
Beginning	1,032,286	924,737	1,004,859	872,388

Redemption of common stock	(895)	(97)	(924)	(270)

Ending	$1,038,725	$947,927	$1,038,725	$947,927

PER SHARE:
Net Income	$0.009	$0.030	$0.045	$0.097
Cash dividends	$—	$—	$—	$—
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	780,268	783,453	780,751	783,888

See Notes to Financial Statements

FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED BALANCE SHEETS
	February 28, 2009 (Unaudited)	May 31, 2008
--A S S E T S--
CURRENT ASSETS
Cash and short-term investments	$690,440	$741,440
Certificate of deposit	304,923	311,884
Accounts receivable	125,070	118,334
Inventories	2,266,916	2,241,670
Prepaid expenses	98,577	70,494
Total current assets	3,485,926	3,483,822
PROPERTY AND EQUIPMENT – at cost
Leasehold improvements	303,766	303,766
Furniture, fixtures and equipment	3,255,131	3,323,713
	3,558,897	3,627,479
Less accumulated depreciation	(3,091,700	(3,304,201)
	467,197	323,278
TOTAL ASSETS	$3,953,123	$3,807,100
--LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
Accounts payable	$733,700	$817,890
Book overdraft	52,375	238,932
Short-term borrowings	716,051	422,820
Current maturities of long-term debt	97,041	53,922
Accrued sales tax	97,590	150,205
Other	238,349	258,087
Total current liabilities	1,935,106	1,941,856
LONG-TERM DEBT	262,230	130,265

STOCKHOLDERS' EQUITY
Nonvoting preferred stock – authorized 5,000,000
shares of no par value; no shares issued	—	—
Nonvoting common stock – authorized 5,000,000
shares-$.10 par value; no shares issued	—	—
Common stock - $.10 par value; authorized 5,000,000
shares; shares issued of 767,796 and 781,779 respectively	76,780	78,178
Additional paid-in capital	640,282	651,942
Retained earnings	1,038,725	1,004,859
Total Stockholders' Equity	1,755,787	1,734,979
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,953,123	$3,807,100

See Notes to Financial Statements

FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTY-NINE WEEKS ENDED
	February 28, 2009	March 1, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$34,790	$75,809
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	93,705	93,747
Loss on disposition of property and equipment	2,043	—
Change in operating assets and liabilities:
Accounts receivable	(6,736)	92,907
Inventories	(25,246)	(64,598)
Prepaid expenses	(28,083)	96,385
Accounts payable Book overdraft	(84,190)	(141,951)
	(186,557)	—
Accrued sales tax	(52,615)	(20,059)
Other accrued liabilities	(19,738)	(307)
Net cash provided by (used in) operating activities	(272,627)	131,933

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in certificate of deposit	6,961	4,261
Purchase of property and equipment	(239,667)	(93,612)
Net cash used in investing activities	(232,706)	(89,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	293,231	(18,817)
Proceeds from long-term borrowings	228,470	35,435
Principal payments on long-term debt	(53,386)	(50,475)
Redemption of common stock	(13,982)	(4,087)
Net cash provided by (used in) financing activities	454,333	(37,944)
Net increase (decrease) in cash	(51,000)	4,638
Cash and cash equivalents at beginning of period	741,440	582,472
Cash and cash equivalents at end of period	$690,440	$587,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest	$34,553	$53,336

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

(2)   Commitments and Contingencies.

Capital expenditures for routine equipment replacements in the ordinary course during fiscal 2009 (excluding the non-routine replacements discussed below) are estimated to be $50,000 or less, which we expect to be funded from operating cash flows.  We now expect to end fiscal 2009 without replacing any vehicles.  However, we may have to replace up to three vehicles during fiscal 2010 at a cost of approximately $25,000 each.  We also may also have to replace the Company’s maintenance vehicle during fiscal 2010 at an estimated cost of $30,000 to $35,000.  We expect to fund the purchase of these vehicles through either bank or manufacturer financing, whichever will provide the Company with the most favorable terms.

As discussed in prior reports, we began upgrading our cash registers and scanning equipment during the third quarter of fiscal 2008 due to the pending change to add an additional digit to UPC bar codes on inventory items and the deterioration of the current equipment.  Through our quarter ended November 29, 2008 we had completed installation of the equipment upgrades in five of the Company’s eight stores.  On February 20, 2009, we executed an agreement to purchase the upgraded cash registers and scanning equipment for our Chatsworth, Georgia grocery store and, as reported in our Current Report on Form 8-K dated March 5, 2009, we signed the purchase agreements for the remaining two stores subsequent to the end of the current quarter.  The equipment installations in all three of these stores are expected to be completed during the fourth quarter of fiscal 2009.  Although a commitment for up to $440,000 of funding for these upgrades was obtained from the Company’s lead bank, the Company has completed the borrowing process and, including the notes executed for the two purchases subsequent to February 28, 2009, only used $344,410 of the total loan commitment.  This reflects management’s ongoing efforts to contain the Company’s overall costs and to manage the additional debt incurred as efficiently as possible.

As of February 28, 2009, capital expenditures for the fiscal year to date totaled $239,667, including the register and scanning equipment upgrades at four of the Company’s locations (but excluding an additional $114,355 for the two register purchase agreements dated March 5, 2009), as well as three scales purchased for meat or produce departments and a fax machine, server and monitor purchased for the corporate office.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Sales	$8,513,107	$8,634,569	$25,999,284	$25,862,658
% Sales Increase (Decrease)	(1.41)%	2.23%	0.53%	2.51%
Gross Margin %	24.92%	23.95%	24.46%	23.53%
Operating, General and Administrative Expenses:
Amount	$2,123,307	$2,059,469	$6,365,124	$6,064,148
% of Sales	24.94%	23.85%	24.48%	23.45%
Net Income	$7,334	$23,287	$34,790	$75,809

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

After operating at a loss of $2,659 for the first quarter of fiscal 2009, the Company operated at a net income of $30,115 for the second quarter and net income of $7,334 for the third quarter, allowing us to report a net income of $34,790 for the first thirty-nine weeks of fiscal 2009.  We experienced a slight sales decrease ($121,462, or 1.41%) during the current quarter as compared to the same quarter of the prior year, when we experienced a $188,499 (or 2.23%) increase in sales as compared to the third quarter of fiscal 2007.  Sales for the first three quarters of fiscal 2009 have remained essentially flat (increasing only 0.53%) as compared to the same period in fiscal 2008, when sales grew by 2.51% as compared to the first three quarters of fiscal 2007.  The failure to match last year’s rates of growth in sales was partially offset, however, by decreases in the Company’s cost of sales of $174,974 (or 2.66%) for the quarter and $137,283 (or 0.69%) for the year to date, which lead to significant increases in the gross margin for both the quarter (to 24.92% from 23.95%) and nine month (to 24.46% from 23.53%) periods.  Unfortunately, the improved gross margin for both periods was more than offset by increases in operating, general and administrative expenses ($63,838, or 1.09% as a percentage of sales for the quarter, and $300,976, or 1.03% as a percentage of sales for the thirty-nine week period), resulting in small operating losses for both the quarter ($1,651) and thirty-nine week ($6,127) periods.  The increase in expenses was due primarily to increases in payroll costs, increases in group insurance premiums, utility costs and professional services.  However, the net positive impact of other income and expense items allowed us to remain profitable for both the current quarter and year-to-date periods.  Interest expense was down somewhat for both the thirteen and thirty-nine week periods, reflecting the continued favorable impact of a cash management system implemented during fiscal 2008.  However, the decreases in interest expense for both the quarter ($2,087) and year-to-date ($17,841) periods, as compared to the same periods of fiscal 2008, were not as dramatic as those reported last quarter, as the impact of decreased interest on the line of credit was offset by increased interest expense on the additional borrowings associated with the purchases of new cash registers and scanning equipment.  Partially offsetting the decreases in interest expense were simultaneous decreases for the quarter and thirty-nine week periods in interest income ($1,382 and $3,968, respectively, due principally to lower prevailing interest rates on our bank deposits) and other income ($6,432 and $25,782, respectively, due principally to variations in the level of certain activities), as discussed below under “Interest and Other Income” for each period presented.  Cumulatively, these changes resulted in decreases in net income of $15,953 (or 68.51%) for the quarter and $41,019 (or 54.11%) for the first nine months of fiscal 2009 as compared to the same periods of fiscal 2008.

The quarter ended March 1, 2008 resulted in a net income in the amount of $23,287.  Sales increased $188,499 (or 2.23%) during that quarter as compared to a $269,498 (or 3.30%) increase during the same quarter for fiscal 2007.  The sales increase was tempered by the fact that the gross margin decreased by 0.18% and operating, general and administrative expenses increased by 2.64% (or 0.09% as a percent of sales).  Interest expense increased by $2,795 or 19.23%) due to the effects of increased borrowing on the Company’s line of credit, as compared to the first nine months of fiscal 2007, to support higher inventory levels and to maintain two accounts during a portion of the period as the Company completed changing banks, as well as two new vehicle loans incurred during the first nine months of fiscal 2008.  Other income also decreased by $3,331 versus the prior year period, due principally to variations in the level of the activities underlying the various components of such income.  Cumulatively, theses changes resulted in a decrease of $29,011 (or 55.47%) in net income for the quarter as compared to the same quarter the previous year.  For the first nine months of fiscal 2008, sales increased by $633,610 (or 2.51%).  However this increase also was offset by a 0.35% decrease in gross margin, coupled with increases of 0.9% in operating, general and administrative expenses (despite decreasing by 0.37% as a percentage of sales) and $8,374 (or 19.02%) in interest expense, offset by a small increase ($2,324, or 2.5%) in other income, resulting in about the same net income as for the first nine months of fiscal 2007.

Management actively monitors both the gross margin and the Company’s retail pricing structure in an attempt to maximize profitability.  Management began working on the Company’s gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002.  While occasional improvements in gross profit have been seen in recent periods, such as the 24.46% gross margin we achieved for the first nine months of fiscal 2009 as compared to the gross margins of 23.85% for fiscal 2008 and 23.73% for fiscal 2007, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company’s ability to pass through price increases experienced at the wholesale level.  Accordingly, while management attempts to offset increases in its costs through pricing adjustments as competition allows, further improvements in the gross margin may not be achievable at this time, and deterioration in the Company’s gross margin is possible. While the increases in sales mostly offset the impact of reduced gross margins on profitability during fiscal years 2007 and 2008, the gross margin reductions experienced as a result of pricing adjustments made to increase sales during those periods provides further evidence of this trend.

Management believes that competitive pressures on the Company, which have led to the losses experienced in years prior to 2007, will continue to increase over time as a result of competitors opening more new stores in the Company’s trade area.  These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company.  These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage.  In response to these developments, management will continue seeking to maximize profitability by managing the Company’s pricing structure to produce the most favorable balance between increases in sales, which help to offset our fixed operating expenses, and the gross margin, which determines the profitability of the additional sales.  We will attempt to improve the gross margin and increase profitability by working to obtain the lowest cost for the Company’s inventory, and as competition permits, by periodically implementing adjustments in the Company’s overall mix of retail prices.

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

Management has been working to contain operating, general and administrative expenses as much as possible.  As indicated above, however, these expenses increased by $63,838, or 1.09% as a percentage of sales, for the current quarter as compared to the same period last year, and by $300,976, or 1.03% as a percentage of sales, for the thirty-nine week period resulting in a small operating loss for the first three quarters of fiscal 2009.  Management continues to monitor these increases in expenses and to evaluate the performance of each of our grocery store locations to determine their long-term value to the Company.  Cost increases, combined with the relatively fixed nature of certain of our expenses, mean that any future decrease in sales due to the effects of ongoing competition will likely erode the improvement experienced in these expenses as a percentage of sales in recent periods, which could affect the Company’s operating profits.  A more detailed discussion of these expensed and related changes is set forth below under the caption “Operating, General and Administrative Expenses” for each of the periods presented.

Three Months Ended February 28, 2009 Compared to Three Months Ended March 1, 2008

Sales:

Sales decreased $121,462 or 1.41% for the three months ended February 28, 2009 compared to the same quarter last year.  Four of our stores experienced sales decreases (ranging from 3.32% to 7.20%) as compared to the same quarter of the prior year, while the other four stores experienced less significant sales increases (ranging from 0.12% to 3.28%).  While two of our grocery store locations continue to be affected by the opening of a locally owned supermarket located between the two locations, one of these locations experienced a sales decrease for the third quarter as compared to the same period of the prior year, while the other location experienced an increase, which management attributes to the relative difference in driving distances from the competitor to one of our stores versus the other.  Of the other three stores that experienced sales decreases, one was affected by another local operator having opened a supermarket within driving distance of that location and another has been affected by the opening of a regional chain in its trade area early in 2008, while the third continues to be adversely impacted by another tenant having moved out of the shopping center where it is located during fiscal 2006 and been replaced by a tenant which does not generate as much traffic, and by generally unfavorable traffic pattern conditions at that location.  The overall sales increases experienced over the past four fiscal years, as shown in the Company’s 2008 Annual Report to Stockholders, make it more difficult for the Company to continue to show same-store sales increases in consecutive periods without making pricing adjustments that would have more adverse impacts on profitability.  Pricing adjustments made to stimulate sales contributed to some erosion of the gross margin during fiscal years 2007 and 2008, so maintaining profitable sales increases over time may not be achievable.  Management will attempt to maintain overall sales levels by continuing to offer lower priced generic goods to our customers and continuing with weekly advertised specials (including certain targeted promotions) throughout the year.  We believe that these factors, as well as the services offered to our customers, such as our check cashing program, will assist us in maintaining our sales volume.

Sales for the three months ended March 1, 2008 increased $188,499, or 2.23%, compared to the same quarter the previous year.  Four of our eight grocery stores experienced sales increases for the quarter (ranging from 3.42% to 8.73%).  The remaining four locations experienced decreases (ranging from 0.25% to 6.15%), which management attributes to an increase in competition at the locations with the largest sales decreases.  Although the increase of 2.23% is lower than the 3.30% increase achieved during the same quarter of fiscal 2007, the increase over the two-year period compared to the comparable quarter ended February 25, 2006 was $457,998, or 5.60%.  Management attributed these sales increases, in spite of new competition affecting three of the Company’s locations, at least in part to the then-current effects of high gasoline prices, with customers choosing to purchase more groceries for home meal preparation to reduce their spending at restaurants, and to patronize grocery stores located closer to their homes.

Gross Margin:

The increase in the Company’s gross margin of 0.97% increasing from 23.95% for the quarter ended March 1, 2008 to 24.92% for the quarter ended February 28, 2009.  This increase helped to realize only a small operating loss for the quarter, despite the increases in operating, general and administrative expenses discussed below, thereby contributing to the net income of $7,334 reported for the quarter.  Management continues to make adjustments to retail prices of merchandise to recover increases in our wholesale costs, to the extent permitted by competition, in order to keep the gross margin at a rate favorable to the Company in its efforts to generate net income.

The Company’s gross margin decreased 0.18% for the quarter ended March 1, 2008 as compared to the corresponding quarter of fiscal 2007, going from 24.13% to 23.95%.  However, the increased sales for the quarter more than offset the reduction in the gross margin percentage, resulting in a $30,159 increase in the gross margin in absolute dollar terms between the quarters ended March 1, 2008 and March 3, 2007.

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

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the quarters ended February 28, 2009 and March 1, 2008:

Expense Item	Third Quarter 2009 Amount	% of Third Qtr. 2009Total	Third Quarter 2008 Amount	% of Third Qtr. 2008 Total
Payroll	$1,058,527	49.8	$1,014,965	49.3
Utilities & telephone expense	236,780	11.1	205,435	10.0
Rent	168,964	8.0	166,010	8.1
Insurance	148,014	7.0	151,222	7.3
Advertising & promotion	132,461	6.2	136,186	6.6
General & office supplies	96,987	4.6	93,573	4.6
Repairs & maintenance	80,963	3.8	100,939	4.9
Depreciation	33,296	1.6	31,457	1.5
Bank service charges and credit card fees	32,998	1.6	37,038	1.8
Bad checks	28,952	1.4	28,463	1.4
Professional fees	48,403	2.3	29,697	1.4
All other miscellaneous	56,962	2.6	64,484	3.1
TOTAL	$2,123,307	100.0	$2,059,469	100.0

Operating, general and administrative expenses increased by $63,838 (or 3.10%) for the third quarter of fiscal 2009 as compared to the comparable period of fiscal 2008.  Payroll expenses increased by $43,562 versus last year due to the federally mandated increase in the minimum wage that took effect on July 24, 2008, which was partially offset by a decrease in store-level bonuses for the current quarter in the amount of $2,078 due to a reduction in net income.  This increase was also affected by an increase in administrative payroll of approximately $9,700 during the quarter, due to hiring an additional office employee and one employee receiving additional training for a supervisory position.  Utilities and telephone expense increased by $31,345 (or 15.26%) as energy costs continue to escalate.  The increase in rent of $2,954 (or 1.78%) is due to an increase in one location at the last lease renewal.  General and office supplies increased by $3,414 (or 3.65%) due to increases in the cost of supplies and office supply items purchased to make changes in the Company’s office due to personnel changes.  Depreciation expense increased by $1,839 (or 5.85%), primarily attributable to the net effect of the new register systems added since the third quarter of fiscal 2008.  As noted above, we expect to complete (or nearly complete) the installation of the replacement systems at our remaining three stores by the end of the fourth quarter of this fiscal year.  Bad checks expense, which decreased during the second quarter of fiscal 2009, increased by $489 (or 1.72%), due primarily to problems at one store involving a change in management personnel during the current quarter which impacted the administration of our current check cashing guidelines.  Management believes this problem has been corrected. Professional fees increased by $18,706 (or 62.99%) as compared to the same quarter last year, as costs to comply with the Sarbanes-Oxley Act continued to rise, including increases in utilization of legal and other professional services related to compliance with the internal controls provisions of Section 404 of such Act.  We are also incurring additional expense for the use of an outside agent to collect bad checks, which resulted in a decrease in bad checks expense in the stores using the new system.  Advertising &

promotion remained relatively consistent, decreasing by only $3,725 (or 2.74%) compared to the same quarter of last year.  Insurance expense decreased by $3,208 (or 2.12%) despite an increase in group insurance premiums in January 2009, due to a credit based on an audit of the Company’s workers compensation and liability insurance.  Repairs and maintenance expenses were down by $19,976 (or 19.79%) due to a reduction in repairs to equipment during the quarter as compared to the prior year period.  Repairs and maintenance expense has trended downward over the last two quarters, however this trend is not expected to continue as much of our equipment continues to age and requires more upkeep.  Bank service charges and credit card fees decreased by $4,040 (or 10.91%), as the Company has changed to a new provider to handle its credit and debit card processing services in conjunction with the ongoing replacement of our registers.  All other expenses decreased by $7,522 (or 11.66%) due to decreases in other miscellaneous expenses during the quarter.  Management continues to monitor these expenses in an effort to reduce or limit increases to the extent possible, given the costs passed on to the Company by its suppliers of goods and services.

Operating, general and administrative expenses increased by $52,956 (or 2.64%) for the third quarter of fiscal 2008 as compared to the same period of fiscal 2007.  However, these expenses only increased by 0.09% relative to sales (to 23.85% from 23.76% for the same quarter of the prior year), due to the sales increase during the period.  Payroll costs only increased $5,589 (or 0.55%), and decreased as a percentage of total expenses, reflecting the efforts of the Company’s store mangers to mitigate the initial effects of the federally mandated increase in the minimum wage that took effect during the second quarter of fiscal 2008 through more efficient management of employee scheduling.  Utilities and telephone expense increased $25,107 (or 13.92%) due to increases in energy costs.  Rent increased by $5,026 (or 3.12%), due primarily to increases in rent under intervening lease renewals.  Insurance increased by $12,878 (or 9.31%) due to an increase in premiums on group health insurance on the January 1, 2008 renewal date.  General and office supplies remained very consistent, increasing only slightly due to additional supplies required to support increased sales.  Repairs and maintenance increased $7,546 (or 8.08%) as the Company’s aging store equipment required additional repair work during the quarter.  Bank service charges and credit/debit card service center fees increased $2,929 (or 8.59%), as card service fees continue to rise due to increased popularity and usage by consumers in lieu of traditional cash payments.  Bad checks increased $8,360 (or 41.59%) compared to the same quarter a year ago.  While management believes the practice of cashing customers’ checks is vital to our competitive strategy for maintaining customer traffic and growing sales, we also have taken steps above in more recent periods to improve both our check verification systems and the training of our store personnel in check processing procedures to mitigate these expenses.  Professional fees increased $1,619 (or 5.77%) as costs continue to increase due to compliance with Sarbanes-Oxley Act and related issues.  Advertising and promotion expense decreased $4,555 (or 3.24%) as management continued to work on reducing these costs.  Depreciation expense decreased $7,554 (or 19.36%) due to the age and fully depreciated status of much of our equipment, in particular the cash register and scanning equipment that the Company has since replaced.  While we expect these charges to return to more historically consistent levels due to the current replacement cycle for the cash registers and scanning equipment, the impact of the new systems is not expected to be as great as was the initial purchase of the equipment being replaced, due to intervening reductions in the cost of technology and the fact that the new equipment is being depreciated over seven years, as opposed to five for the prior systems.  All other miscellaneous expenses decreased $4,260 (or 6.20%), which was consistent with the prior year’s figures.

Interest and Other Income:

Other income (not including interest income) decreased from $27,946 for the quarter ended March 1, 2008 to $21,514 for the quarter ended February 28, 2009, due to a decrease in fees charged to cash checks without a grocery purchase (which reflected a lower volume of this activity during the current quarter as compared to the prior year period), as well as decreases in revenue related to Fed-Ex shipments/other (due to a slight decrease in this activity), and a reduction in returned check fees, as management attempts to more closely monitor the acceptance of bad checks.  An improved system is now in place at the five stores that had received the cash register and scanning equipment updates as of February 28, 2009, which scans checks when presented and rejects any checks deemed not good by the system’s enhanced database.  Changes in the other components of other income presented below relate primarily to variations in the volume of the associated activity or service provided by the Company during each of the fiscal periods presented.  The components of other income for the quarters ended February 28, 2009 and March 1, 2008 were as follows:

	THIRTEEN WEEKS ENDED
Description	February 28, 2009	March 1, 2008
Check cashing fees	$13,728	$19,036
Funds received for handling money orders	1,398	1,349
Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	3,708	3,796
Returned check fees	1,703	2,101
Revenue related to Fed-Ex shipments/other	977	1,664
TOTAL	$21,514	$27,946

Interest income decreased by $1,382 for the quarter, due to re-pricing of the Company’s certificate of deposit at the last renewal date.

Nine Months Ended February 28, 2009 Compared to Nine Months Ended March 1, 2008

Sales:

Sales for the nine months ended February 28, 2009 were relatively flat compared to the prior year, increasing by $136,626 (or 0.53%) as the 1.41% decrease in sales experienced during the third quarter largely offset the modest sales increases experienced during the first and second quarters.  Sales grew at four of the Company’s eight stores for the thirty-nine weeks ended February 28, 2009 (with increases ranging from 1.31% to 5.22%). The other four stores experienced sales decreases ranging from 1.97% to 6.76%.  Factors believed by management to have influenced these increases and decreases are discussed above in relation to the third quarter numbers.  While it is difficult to consistently increase sales due to the effects of competition, we are trying to provide a mixture of pricing and service to both our new and old customers that will encourage them to shop with us.

Although sales only increased by 2.51% (or $633,610) for the thirty-nine weeks ended March 1, 2008 as compared to an increase of 4.17% for the same period of fiscal 2007, the continued growth in sales was beneficial in offsetting increases in cost of sales and in operating, general, and administrative expenses.  We experienced sales increases at five of the Company’s eight grocery stores (ranging from 0.96% to 7.89%) for the first nine months of fiscal 2008.  The other three stores were faced with new competition during the periods, including the location which , as discussed above, has problems attributable to another tenant having moved out of the same center and been replaced by a tenant with less complimentary traffic impacts, as well as by generally unfavorable traffic flow at that location.  The sales reductions experienced at these three stores for the first nine months of fiscal 2008 as compared to fiscal 2007 ranged from 0.28% to 4.69%.

Gross Margin:

The Company’s gross margin percentage for the thirty-nine week (nine month) period ended February 28, 2009 increased by 0.93% as compared to the nine months ended March 1, 2008, from 23.53% to 24.46%.  This added $273,909 of gross margin, as compared to the prior year period, on a sales increase of only $136,626.  The gross margin percentage achieved for all of fiscal 2008 was 23.85%, with the gross margin for the fourth quarter of fiscal 2008 being 24.83%.  The gross margin achieved in the four individual quarters making up fiscal 2008 ranged from 23.25% to 24.83%, while the gross margins achieved for the first three quarters of fiscal 2009 have been 23.75%, 24.72% and 24.92%, respectively.  While we have succeeded in maintaining a trend of improvements in the gross margin for the fiscal year to date, these improvements are dependent on our ability to keep pace with increases in wholesale prices and our ability to pass those increases on to the customer based on competition.  Management is constantly working to strategically adjust the retail prices of our merchandise to recover increases in our wholesale costs, to the extent permitted by competition.

In absolute terms, the Company’s gross margin increased by $59,516, or approximately 1.00%, for the nine months ended March 1, 2008 as compared to the same period of the prior year, due to the increase in sales.  Relative to sales, the gross margin percentage actually decreased from 23.88% for the thirty-nine weeks ended March 3, 2007 to 23.53% for the thirty-nine weeks ended March 1, 2008.  This decrease versus the prior year period reflected the impact of increasing customer acceptance of lower-priced generic merchandise, as well as promotional activities conducted to increase sales during the first nine months of both fiscal 2008 and fiscal 2007.  It also reflected the impact of increases in the wholesale costs of certain grocery items, as well as gradual increases in suppliers’ fuel surcharges due to increased gasoline prices, that we were not able to immediately recover through adjustments to the Company’s retail prices due to the impacts of competition.

Operating, General and Administrative Expenses:

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the nine months ended February 28, 2009 and March 1, 2008:

Expense Item	Nine Month 2009 Amount	% of 2009 Nine Month Total	Nine Month 2008 Amount	% of 2008 Nine Month Total
Payroll	$3,172,480	49.7	$3,000,328	49.5
Utilities & telephone expense	646,978	10.2	566,764	9.4
Rent	501,472	7.9	495,515	8.2
Insurance	445,351	7.0	419,692	6.9
Advertising & promotion	388,571	6.1	387,122	6.4
General & office supplies	302,186	4.8	293,766	4.8
Repairs & maintenance	241,283	3.8	278,408	4.6
Depreciation	93,705	1.5	93,748	1.6
Bank service charges and credit card fees	105,105	1.6	112,505	1.8
Bad checks	99,626	1.6	116,524	1.9
Professional fees	171,862	2.7	117,362	1.9
All other miscellaneous	196,505	3.1	182,414	3.0
TOTAL	$6,365,124	100.0	$6,064,148	100.0

The Company’s operating, general and administrative expenses increased by $300,976 (or 4.96%) over the same nine-month period last year.  Payroll costs increased by $172,152 (or 5.74%).  As discussed above, this increase is due to an increase in the minimum wage effective on July 24, 2008 and to the hiring of additional personnel during the first nine months of fiscal 2009.  Officer’s and supervisor’s accrued bonuses actually decreased by $9,710 for the nine month period because of the reduction in net income for the nine months ended February 28, 2009 in the amount of $41,019 as compared to the prior year period.  Utilities and telephone expenses increased by $80,214 (or 14.15%) as compared to the prior year period as energy costs continue to rise.  Rent expense only increased by $5,957 (or 1.20%) over the same period of last year, due to increased rent at one location when the lease agreement was renewed.  Insurance increased by $25,659 (or 6.11%) due to increased premiums under the Company’s health insurance package maintained for employees, partially offset by a decrease in the premiums for the Company’s workmen’s compensation package and commercial liability coverage.  Advertising and promotion expense also remained fairly consistent, increasing by only $1,449 (or 0.37%) as management continually works to control these costs by reducing the amount of certain of these activities during the year.  General and office supplies increased by $8,420 (or 2.87%), reflecting increases in costs of paper, operating supplies and other store and office supplies.  Professional fees increased by $54,500 (or 46.44%) as compared to the same quarter last year, as costs to comply with the Sarbanes-Oxley Act continues to rise, including significant increases in utilization of legal services and other outside consulting fees related to compliance with the internal controls provisions of Section 404 of such Act.  The Company also incurred approximately $15,000 in professional fees paid to a check collection agency in an effort to reduce bad checks expense.  All other expense increased by $14,091 (or 7.72%), due to increases in other miscellaneous expenses during the quarter.

Repairs and maintenance decreased by $37,125 (or 13.33%) due to the reduction in repairs to equipment during the thirty-nine week period this year compared to last year.  These repairs are expensed as incurred and may not continue to decrease during the remainder of the year. Depreciation remained consistent, decreasing by $43 (or 0.05%) for the periods reported, but will increase during the remainder of fiscal 2009 due to the replacements of cash registers and other equipment.  Bank service charges and credit card fees decreased by $7,400 (or 6.58%), due to a more favorable fee structure with the new processor of card transactions that we are switching to as the Company’s cash registers are replaced.  Bad check expense decreased by $16,898 (or 14.50%), as management is also switching to a new provider of handling bad checks and striving to improve store procedures.

Operating, general and administrative expenses increased by $54,075 (or 0.90%) for the first nine months of fiscal 2008, as compared to the same period of fiscal 2007.  Payroll costs increased $3,552 (or 0.12%) as management continued working with scheduling to keep payroll costs down without sacrificing services to our customers (such as grocery carry out) that are necessary to support sales.  Utilities and telephone expense increased $35,076 (or 6.60%), due to increases in energy costs.  Rent expense increased $13,032 (or 2.70%), due primarily to increases as new leases and/or extensions of existing leases with higher base rents took effect.  General and office supplies were up $18,506 (or 6.72%) due to increased prices as well as increased stocking of certain expendable store-level supplies (such as grocery bags) to support increased sales.  Repairs and services were up $8,892 (or 3.30%), due to the Company’s older equipment having required more repairs during the first nine months of fiscal 2008 than during the comparable period of fiscal 2007.  Bad checks expense increased $17,120 (or 17.22%) over the first nine months of the prior year.  As noted above, we have since taken steps above to improve both our check verification systems and the training of our store personnel in check processing procedures to mitigate these expenses.  Professional fees increased $29,994 (or 34.33%) due to the increased regulatory compliance expense under the Sarbanes-Oxley Act, coupled with increased utilization of legal services as compared to the same nine month period of fiscal 2007.  All other miscellaneous expense increased $3,148 (or 1.76%), remaining fairly consistent between the two periods presented.

Insurance decreased by $42,511 (or 9.20%) for the first nine months of fiscal 2008, due to favorable quotes on the Company’s commercial insurance at the annual renewal on July 1, 2007.  This decrease was partially offset by an increase in group health insurance expense at the Company’s annual renewal on January 1, 2008.  Advertising and promotion expense decreased by $7,817 (or 1.98%) as management continues to work on reducing this expense item.  Depreciation expense decreased by $20,425 (or 17.89%).  As previously noted, while we expect these charges to return to more historically consistent levels due to the current replacement cycle for the cash registers and scanning equipment, the impact of the new systems is not expected to be as great as was the initial purchase of the equipment being replaced for the reasons discussed above.  Bank service charges and credit card fees decreased $4,492 (or 3.84%) for the first nine months of fiscal 2008, reflecting reduced bank charges during the period due to the improvements in the Company’s cash balances and cash management procedures as a result of the change in our principal banking relationship during the fourth quarter of fiscal 2007.  All other expenses remained consistent with the prior year’s figures.

Interest and Other Income:

Other income (not including interest income) decreased from $95,467 for the nine months ended March 1, 2008 to $69,685 for the nine months ended February 28, 2009, due primarily to activity-driven decreases in check cashing fees, funds for handling money orders and revenue received from handling Federal Express shipments, gum ball machines and coupon handling commissions, classified as Revenue related to Fed-Ex shipments/other in the table below.  This decrease was partially offset by a slight increase in revenues from returned check fees during the thirty-nine week periods presented.  The components of other income for the thirty-nine weeks ended February 28, 2009 and March 1, 2008 were as follows:

	THIRTY-NINE WEEKS ENDED
Description	February 28, 2009	March 1, 2008
Check cashing fees	$48,418	$65,856
Funds received for handling money orders	2,508	5,806
Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	11,311	11,150
Returned check fees	4,412	3,693
Revenue related to Fed-Ex shipments/other	3,036	8,962
TOTAL	$69,685	$95,467

Interest income decreased by $3,968 due to re-pricing of the Company’s certificate of deposit at last renewal.

Income Taxes

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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the nine months ended February 28, 2009 or March 1, 2008, as a result of a continued net operating loss carry-forward and the related full valuation of the Company’s net deferred tax assets.

Inflation

The Company continues to seek ways to cope with the threat of inflation.  To the extent permitted by competition, increased costs of goods and services to the Company are reflected in increased selling prices for the Company’s goods.  As discussed above, however, competitive conditions often delay our ability to pass through price increases experienced at the wholesale level.  When the Company is forced to raise overall prices of its goods, we attempt to preserve our market share through competitive pricing strategies that emphasize weekly-advertised specials.

FINANCIAL CONDITION

Liquidity and Capital Resources

Changes in the Company’s liquidity and capital resources during the periods presented resulted primarily from the following:

Cash Flows from Operating Activities

During the thirty-nine weeks ended February 28, 2009 the Company used a net amount of $272,627 in cash flows in its operating activities.  In addition to the Company’s net income of $34,790 for the period, other sources of operating cash flow included the impact of non-cash depreciation charges in the amount of $93,705 and a non-cash loss on disposition of property and equipment of $2,043 related to older equipment discarded or sold, primarily in connection with the upgrade of the Company’s cash register and scanning systems.  As noted above, while we expect depreciation charges to return to more historically consistent levels due to the current replacement cycle for the cash registers and scanning equipment, the impact of the new systems is not expected to be as great as was the initial purchase of the equipment being replaced, due to intervening reductions in the cost of technology and the fact that the new equipment is being depreciated over seven years, as opposed to five for the prior systems.  These sources of operating cash flows were more than offset by uses of funds that included a decrease in the book overdraft in the amount of $186,557 (resulting from the timing impacts of draws and repayments under our revolving line of credit in conjunction with the cash management program instituted during fiscal 2008 with the bank that provides the line of credit), a $84,190 decrease in accounts payable (due to the seasonal pay-down of trade accounts generated by the holiday build-up of inventory), a reduction of $52,615 in sales tax payable (due mainly to timing of payments), an increase in inventories of $25,246 (due to increases in wholesale inventory costs), an increase in prepaid expenses of $28,083 (due mainly to timing differences involving payments of commercial liability and workers’ compensation insurance premiums, but also due in part to deposits on new register purchases), an increase in accounts receivable of $6,736 (due to an increase in advertising and volume-based rebates from vendors and a decrease in coupons receivable due to timing of mailing coupons for redemption), and a net decrease of $19,738 in other accrued liabilities (due mainly to a $26,576 reduction in accrued bonus compensation due to the Company’s lower net income for the fiscal year to date).

The Company generated $131,933 in cash flow from operating activities for the thirty-nine weeks ended March 1, 2008.  Sources of cash flow during the period included net income of $75,809, the impact of non-cash depreciation in the amount of $93,747, and a decrease in accounts receivable of $92,907.  The decrease in accounts receivable was due primarily to the collection of a short-term promissory note from a former employee in the amount of $78,035 that was outstanding at June 2, 2007 and paid shortly after year end, with the remaining $14,872 reduction attributable to normal fluctuations in other components of accounts receivable.  An additional source of cash flow during the period was a $96,385 decrease in prepaid expenses, due to timing differences of payments for rent and fees which were actually paid for the month of June prior to the Company’s fiscal year end date of June 2, 2007, but were not paid for the most recent period until March 3, 2008 following the end of the third fiscal quarter, as well as to timing differences in payments for commercial insurance premiums.  Those increases in cash flow from operations were partially offset by an increase of $64,598 in inventories which, while down from $2,201,132 at December 1, 2007, were still being maintained at a higher balance than at the end of the Company’s June 2, 2007 fiscal year to handle increased sales and to take advantage of purchasing incentives in the form of rebates (which resulted in a $15,000 increase in vendor allowances for the first nine months of fiscal 2008 versus the prior year).  A portion of this increase was also due to increases in wholesale costs for certain items and to gradual increases in inventory suppliers’ fuel surcharges.  We also recorded a $141,951 reduction in accounts payable during the thirty-nine week period ended March 1, 2008.  As noted above, this decrease is normal for this time of year, due to the seasonal pay-down trade accounts generated by the holiday build-up of inventory.  Accounts payable were $762,445 at March 1, 2008 as compared to $788,921 at March 3, 2007.  Sales tax payable decreased $20,059 due to the change in the amount owed for sales tax at March 1, 2008 compared to the amount owed at June 2, 2007.  Other accrued liabilities remained consistent decreasing only $307.

Cash Flows from Investing Activities

Investing activities used $232,706 of cash flow during the thirty-nine weeks ended February 28, 2009, due to $239,667 of expenditures for the equipment purchases ($223,926 for the upgraded cash register and scanning equipment systems for five stores plus approximately $15,841 for the purchase of three scales for produce and meat departments and a fax machine, server and monitor purchased for the corporate office, less $100 of proceeds from disposal of the old equipment), partially offset by a decrease in the Company’s certificate of deposit in the amount of $6,961.

During the thirty-nine weeks ended March 1, 2008, net cash used in investing activities of $89,351 consisted of additions to property and equipment in the amount of $93,612, partially offset by a $4,261 reduction in the balance of the Company’s certificate of deposit.  The $93,612 of equipment purchases included two automobiles with an aggregate cost of $35,435, three meat scales and printers, a copy machine and a printer for the main office, a security fence required by local authorities at one store, a camera system for one store and a downpayment on new cash registers/scanning equipment and the related back door system purchased for our LaFayette store in the amount of $28,000.  The remaining cost of the equipment, in the amount of $26,893, was paid upon installation in May 2008 and was funded through long-term bank financing.

Cash Flows from Financing Activities

Financing activities provided $454,333 of net cash flow during the thirty-nine weeks ended February 28, 2009.  We incurred $228,470 of additional long-term debt in connection with the ongoing cash register and scanning equipment purchases, partially offset by principal payments on long-term debt in the amount of $53,386.  We also had a net increase in borrowings under the Company’s line of credit of $293,231, which related primarily to the reductions in book overdraft and accounts payable discussed above under operating cash flows.  Outstanding borrowings under our line of credit typically fluctuate throughout each quarter, as amounts are continuously drawn and repaid, based on the timing of expenditures and revenues, under the terms of the cash management facility with our lender.  We also redeemed common stock in the amount of $13,982 during the first nine months of fiscal 2009.

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

Overall, the Company’s cash and cash equivalents decreased by $51,000 during the thirty-nine week period ended February 28, 2009, versus an increase in cash and cash equivalents of $4,638 during the comparable period of the prior year.

The ratio of current assets to current liabilities was 1.80 to 1 at the end of the latest quarter, February 28, 2009 compared to 1.84 to 1 on March 1, 2008 and 1.79 to 1 at the end of the fiscal year ended on May 31, 2008.  Cash, cash equivalents and the certificate of deposit constituted 28.55% of the total current assets at February 28, 2009, as compared to 27.32% of the total current assets at March 1, 2008 and 30.23% at May 31, 2008.  As previously reported, the Company has increased its reliance on bank financing and working capital management to maintain adequate liquidity to fund operations in connection with the operating losses experienced in recent years.  During the last three years, management also has limited additional capital spending and has been attempting to control costs in other areas to moderate the effects of these developments on the Company’s overall liquidity by reducing the Company’s working capital requirements.  While these efforts resulted in a net reduction of approximately $14,000 in the Company’s monthly debt service requirements through the end of fiscal 2008 due to the retirement of long term debt over the three year period, these savings will be partially offset by debt service requirements on the new financing obtained in connection with the replacement of the Company’s cash registers and scanning equipment at each of its stores, which we expect to complete by the end of fiscal 2009, and in connection with vehicles purchased in recent periods.  As employment and inventory costs increase, management will continue to attempt to compensate for the increases through operational efficiencies (including both efficient working capital management, which has been aided by the addition of a cash management program during the second half of fiscal 2008, and seeking to reduce other expenses where possible), and through seeking to continue the favorable cash management arrangement with our primary lender.

In general, management also has been working to reduce the Company’s inventory levels when possible as an additional means of providing working capital.  However, inventories at February 28, 2009 reflected a slight increase of $25,246 over the inventory at year-end May 31, 2008.  As previously discussed, the overall level of inventory balances in recent periods has been affected by ongoing increases in the Company’s cost for certain staple grocery items.

Historically, the Company has financed its working capital requirements principally through its cash flow from operations.  Short-term borrowing to finance inventory purchases is provided by the Company’s $800,000 line of credit from its bank and through borrowings from related parties, as discussed below.  Effective May 3, 2007, we entered into a new credit facility with Gateway Bank & Trust, which includes the $800,000 line of credit with a 12 month term which was renewed for an additional year in May 2008.  Based on current discussions with the lender, we expect the line of credit to be renewed for an additional year, on substantially similar terms, prior to its expiration date.  The line of credit contains a borrowing base provision that limits the maximum outstanding indebtedness to forty percent (40%) of the value of the Company’s inventory, as measured on a quarterly basis.  As of February 28, 2009, we had $94,650 available to be borrowed under the line of credit.  The bank line of credit is secured by the Company’s certificate of deposit as well as by a security interest in substantially all of our accounts receivable, inventory, machines and equipment, furniture and fixtures and by personal guarantees of Michael A. Richardson and Paul R. Cook, the Company’s President and CEO and Executive Vice President and CFO, respectively.  While we believe that these sources will continue to provide us with adequate liquidity to supply the Company’s working capital needs, if the Company’s operating losses were to increase relative to depreciation and other non-cash charges, our operating cash flows could be adversely affected.  If this happens, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs.  If we were required to seek such additional financing and were not able to obtain it, or were unable to do so on commercially reasonable terms, we could be required to reduce the Company’s current level of operations in order to lower our working capital requirements to a level that our present financing arrangements would support.

Short-term borrowings as of specific dates are presented below:

	February 28, 2009	May 31, 2008	March 1, 2008
Michael and Diana Richardson	$10,198	$9,764	$13,580
Matthew Richardson	503	1,566	1,543
Line of Credit	705,350	411,490	590,000
TOTAL	$716,051	$422,820	$605,123

During the first nine months of fiscal 2009, we decreased the Company’s borrowings from related parties by a net amount of $629 (reflecting additional accrued interest of $471 and principal repayments in the amount of $1,100).  We also increased the outstanding balance under the line of credit by a net amount of $293,860.

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

Long-Term Debt

At February 29, 2009, long-term debt consisted of a note payable to Gateway Bank & Trust of $121,614 incurred in May 2007 to refinance the addition of the Company’s eighth grocery store. The Company also borrowed $228,470 (current balance of $215,086) in four related loans, with the proceeds used to purchase registers and related equipment in four stores.  In addition, three vehicles were purchased and financed through Tennessee Valley Federal Credit Union, with balances due at February 28, 2009 of $5,617, $7,854 and $9,100.  Long-term debt as of specific dates is presented below:

	February 28, 2009	May 1, 2008	March 1, 2008
Four notes payable, Bank, secured by all inventory, machinery and equipment, with aggregate monthly payments of $4,440, interest at prime with 6% floor, and maturities ranging from May 2013 through through February 2014.	$215,086	$—	$—

Note payable, Bank, secured by all inventory, machinery and equipment, due $3,684 monthly plus interest at prime with 6% floor through April 2012.	121,614	148,486	157,246

Vehicle loans; collateralized by automobiles, due monthly through July 2010.	22,571	35,701	39,964
	$359,271	$184,187	$197,210
Less current maturities	97,041	53,922	53,152
	$262,230	$130,265	$144,058

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to February 28, 2009:

Twelve Months Ending February	Amount
2010	$97,041
2011	89,036
2012	89,475
2013	50,185
2014	33,534

During the quarter ended February 28, 2009 retained earnings increased as a result of the Company’s net income for the quarter.

Critical Accounting Policies

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

Inventories:

All inventories are valued at the lower of average cost or market, following the Average Cost-to-Retail Method.  Under this method, inventory is stated at average cost, which is determined by applying an average cost-to-retail ratio to each similar merchandise category’s ending retail value.  If average cost is determined to exceed market value, the impacted merchandise’ carrying value is reduced to market value, with the reduction flowing through current period earnings.  Management recognizes inventory shortages throughout the year based on actual physical counts, which are performed on a quarterly basis at each store location.

Vendor Allowances:

The Company receives funds for a variety of merchandising activities from vendors whose products the Company buys for resale in its stores.  These incentives and allowances include volume or purchased based incentives, advertising allowances, and promotional discounts.  The purpose of these incentives and allowances is generally to aid in the reduction of the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products.  These allowances generally relate to short-term arrangements with vendors, often relating to a period of one month or less, and are typically negotiated on a purchase-by-purchase basis.  Due to system constraints and the nature of certain allowances, these allowances are applied as a reduction of inventory costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the initial purchase is sold.  Management recognized vendor allowances of $104,900 and $310,000, respectively, as a reduction in inventory costs for the thirteen and thirty-nine week periods ended February 28, 2009, and recognized vendor allowances of $114,600 and $326,000, respectively, as a reduction in inventory costs for the thirteen and thirty-nine week periods ended March 1, 2008.  Amounts that represent a reimbursement of specific identifiable incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred.  Management recognized approximately $17,700 and $44,000, respectively, in advertising allowances recorded as a reduction of advertising expense for the thirteen and thirty-nine week periods ended February 28, 2009, and recognized approximately $10,800 and $42,000, respectively, in advertising allowances recorded as a reduction of advertising expense for the thirteen and twenty-six week periods ended March 1, 2008.

Asset Impairments:

Management accounts for any impairment of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management monitors the carrying value of its long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.

As of February 28, 2009 and March 1, 2008, no long-lived assets have been identified by management as impaired.

Off-Balance Sheet Arrangements

The Company had no significant off-balance sheet arrangements as of February 28, 2009.

Related Party Transactions

Except as discussed under “Liquidity and Capital Resources,” there were no material related party transactions during the thirty-nine week period ended February 28, 2009.

Forward – Looking Statements

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

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure control and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a – 15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial executive and principal financial officers, or persons performing similar function, as appropriate to allow timely decision regarding required disclosure.

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of February 28, 2009.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of such date, because they are not yet able to conclude that we have remediated the material weaknesses in internal control over financial reporting identified in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

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

Changes in Internal Control over Financial Reporting

The changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting are discussed below:

Management’s Plan for Remediation of Material Weaknesses

In connection with the preparation of our financial statements for the year ended May 31, 2008, management identified certain significant deficiencies in the Company’s internal control over financial reporting that, individually and in the aggregate, represent material weaknesses, including, insufficient segregation of duties in our finance and accounting functions due to limited personnel.  Specifically, management determined that a material weakness existed due to a lack of any independent review of the spreadsheets used to aggregate, summate and calculate the amounts used in the preparation of the financial statements and related disclosures and a lack of segregation of duties due to the concentration of many responsibilities with the Chief Financial Officer without any independent review or verification.  Additionally, meaningful reviews of the Company’s bank statements used by the Chief Financial Officer to perform reconciliations were not being performed, and it was determined that these control deficiencies could result in material misstatement to our interim or annual financial statements that would not be prevented or detected in a timely manner.  Management believes that each of these material weaknesses could have a pervasive impact on our internal control over financial reporting.

During the first three quarters of fiscal 2009, management has begun implementing the following steps to address and remediate the material weaknesses described above.

•
Management has hired additional staff to segregate and provide additional backup for certain of the Chief Financial Officer’s duties.  Such staff, along with designated members of the existing staff, have been given the responsibility of independently reviewing the spreadsheets maintained by the Chief Financial Officer to verify the amounts, calculations, and formulas used to compile the amounts used in the preparation of the financial statements and related disclosures.  As of the end of the third quarter, the Company has completed the initial testing and verification of all of the major calculational spreadsheets used by the Chief Financial Officer in preparation of the financial statements.

•
Additionally, the Chief Executive Officer has been performing a detailed review of the bank statements, including examination of individual items, used by the Chief Financial Officer in the preparation of reconciliations, and has instituted procedures for investigating and resolving any unusual items noted in the course of such reviews.

While we are still in the process of developing certain new procedures, and will continue to test the independent verification of the Chief Financial Officer’s spreadsheets and related calculations used in the preparation of the Company’s financial statements, we believe the successful completion of these remediation steps will correct the material weakness discussed above.  We will assess the effectiveness of our remediation efforts in connection with our management’s test of internal control over financial reporting in conjunction with our 2009 year-end financial statements.  Except as discussed above, we have not identified any changes in our internal control over financial reporting during the first three quarters of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c)           Issuer Repurchases:

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
November 30 –Dec. 27, 2008	—	$1.00	—	—
December 28,2008 – January 31, 2009	—	1.00	—	—
February 1 – February 28, 2009	13,543	1.00	—	—
Total	13,543	$1.00	—	—

(1)	Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.

ITEM 6                      EXHIBITS

The Exhibit Index attached to this report is incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CONSUMERS, INC. (Registrant)

Date: April 14, 2009	/s/ Michael A. Richardson
Michael A. Richardson
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Date: April 14, 2009	/s/ Paul R. Cook
Paul R. Cook
EXECUTIVE VICE PRESIDENT AND TREASURER (Principal Financial Officer & Chief Accounting Officer)

AMERICAN CONSUMERS, INC.

EXHIBIT INDEX

The following exhibits are incorporated by reference or filed with this report, as noted below:

Exhibit No.	Description
10.37

Terms Sheet Letter between the Company and Gateway Bank & Trust Company, dated as of February 7, 2008, regarding commitment under which first borrowing was initiated July 25, 2008.  Incorporated by reference to Exhibit 10.37 to Current Report on Form 8-K dated July 25, 2008.

10.45

Cash Register Purchase Agreement for the Company’s Chatsworth, Georgia location, dated February 20, 2009.  Incorporated by reference to Exhibit 10.45 to Current Report on Form 8-K dated February 20, 2009.

10.46	Cash Register Purchase Agreement for the Company’s Jasper, Tennessee location, dated March 5, 2009. Incorporated by reference to Exhibit 10.46 to Current Report on Form 8-K dated March 5, 2009.
10.47	Cash Register Purchase Agreement for the Company’s Ringgold, Georgia location, dated March 5, 2009. Incorporated by reference to Exhibit 10.47 to Current Report on Form 8-K dated March 5, 2009.
10.48	Promissory Note for $60,470 between the Company and Gateway Bank & Trust Company, dated as of February 24, 2009.*
10.49	Commercial Security Agreement between the Company and Gateway Bank & Trust Company related to the $60,470 Promissory Note dated as of February 24, 2009.*
10.50	Assignment of Deposit Account between the Company and Gateway Bank & Trust Company related to the $60,470 Promissory Note dated as of February 24, 2009.*
10.51	Promissory Note for $60,470 between the Company and Gateway Bank & Trust Company, dated as of March 5, 2009.*
10.52	Commercial Security Agreement between the Company and Gateway Bank & Trust Company related to the $60,470 Promissory Note dated as of March 5, 2009.*
10.53	Assignment of Deposit Account between the Company and Gateway Bank & Trust Company related to the $60,470 Promissory Note dated as of March 5, 2009.*
10.54	Promissory Note for $55,470 between the Company and Gateway Bank & Trust Company, dated as of March 5, 2009.*
10.55	Commercial Security Agreement between the Company and Gateway Bank & Trust Company related to the $55,470 Promissory Note dated as of March 5, 2009.*
10.56	Assignment of Deposit Account between the Company and Gateway Bank & Trust Company related to the $55,470 Promissory Note dated as of March 5, 2009.*
11	Statement re: computation of per share earnings.*
31.1	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*
31.2	CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*
32.1	CEO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).*
32.2	CFO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).*

* Filed herewith.

All references incorporating exhibits from documents previously filed by the Company with the SEC are to SEC File No. 0-5815.