Form 10-K
AMERICAN CONSUMERS INC
filed 2009-08-27
CIK 4811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

 Commission File Number 0-5815
AMERICAN CONSUMERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1033765 (I.R.S. Employer Identification No.)

55 Hannah Way, Rossville, GA (Address of principal executive office)	30741 (Zip Code)

Registrant’s telephone number, including area code:  (706) 861-3347

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

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

As of November 29, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $392,125.  (Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by the average of available bid and asked price information for such date.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

766,352 shares of Common Stock, $0.10 par value, as of August 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes:

(1)	specified portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 30, 2009, incorporated by reference into Part II of this Annual Report on Form 10-K.

(2)
specified portions of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission for the Registrant’s 2009 Annual Meeting of Shareholders, incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

ITEM 1.                      BUSINESS

Incorporated in Georgia in 1968, American Consumers, Inc. (which we refer to herein as the “Company,” “we” or “us,” and “ACI”), operates eight (8) supermarkets within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee.

All of the Company’s supermarkets are operated under the name “Shop-Rite.”  All of the Company’s supermarkets are self-service and are engaged in the retail selling of groceries including meats, fresh produce, dairy products, frozen foods, bakery products, tobacco products, and miscellaneous other non-food items.  The Company’s supermarkets feature national brand merchandise with only a minor part of sales from controlled-label, private-label or generic merchandise.  “Controlled-label” or “private-label” merchandise is merchandise purchased from national or local suppliers under a trade name chosen by the wholesaler supplying the merchandise.  The Company’s supermarkets offer milk and certain dairy products, as well as canned vegetables, frozen vegetables and jellies, under the controlled-labels “Foodland,” “Food Club,” “Ultimate Choice,” “Freshland,” “Price Saver,” “Top Crest,” “Top Care,” “Select” and “Valu Time.”  Bread and related bakery items are also offered as controlled-label groceries.

During the fiscal years ended May 30, 2009 and May 31, 2008, the Company’s major supplier of staple groceries was Mitchell Grocery Corporation (“Mitchell”), with its principal corporate offices in Albertville, Alabama.  For the fiscal year ended May 30, 2009, approximately 84% of the Company’s total inventory purchases of $25,971,302 were made from Mitchell.  For the fiscal year ended May 31, 2008, approximately 82% of the Company’s total inventory purchases of $26,265,102 were made from Mitchell.

Various local suppliers within the geographical area served by the Company’s supermarkets provide the Company with certain perishable items, including produce, and accounted for approximately 16% and 18% of the Company’s total inventory purchases during fiscal years 2009 and 2008, respectively.  The Company believes that there are other adequate and convenient sources of groceries, including several area and local suppliers, which could meet its needs.  Accordingly, while the Company has elected to purchase the majority of its inventory from Mitchell for reasons of cost, the Company is not dependent upon any particular supplier for its requirements of groceries.

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

Management believes that, in recent periods, entry into the Company’s trade area by Publix, Save-A-Lot and United Grocery Outlets, and further expansion in the area by Food Lion and Wal-Mart in addition to the presence of Ingle’s and Bi-Lo, have created a situation of ongoing price competition and increasingly expensive advertising and promotional activities which place an operation the size of the Company at a significant competitive disadvantage.  These developments, combined with increased overhead expenses and rising inventory costs, have resulted in constant pressure on the Company’s market share, sales and profits over the past several years, which has made it difficult for the Company to operate at a consistent profit.

The addition of two stores since April of 2001 and the change in our principal inventory supplier in March of 2000 has allowed the Company to better compete in the marketplace.  The Company recorded a net profit for the fiscal year ended May 30, 2009 of $60,614.  This represented our third consecutive profitable year after struggling with operating losses for the three prior fiscal years.  We recorded a net profit of $132,741 for the fiscal year ended May 31, 2008 and $97,502 for the fiscal year ended June 2, 2007, as compared to net losses sustained for the fiscal years ended June 3, 2006, May 28, 2005 and May 29, 2004 of $167,379, $331,360 and $236,050, respectively.  We recorded a net profit of $40,134 for the fiscal year ended May 31, 2003.

Although sales decreased during fiscal 2009 by $71,305 (or 0.21%), management was pleased with the overall net income achieved for the year, as improvements in the gross margin helped to offset the sales decrease and significant increases in operating, general and administrative expenses (both in absolute terms and as a percentage of the Company’s slightly reduced sales).  Sales increased by $709,579 (or 2.10%) during fiscal 2008 as compared to fiscal 2007.  Sales increased by $503,124 (or 1.51%) for fiscal 2007 even though fiscal 2006 was a fifty three week year while fiscal 2007 was only a fifty two week year.  While this increase was significantly less than those experienced during the prior two fiscal years of 2006 (3.67%) and 2005 (6.96%), adjusting to eliminate the effects of the extra week of operations during fiscal 2006 would have yielded an annual sales increase of 3.46% for fiscal 2007.  Management believes that factors contributing to the small sales decrease during fiscal 2009 included retail price decreases throughout the fiscal year in certain lines such as dairy, as well as a continuation of the trend noted in recent periods of customers switching from national name brand items to private label and generic items which, while typically selling at lower prices than the national name brand items, also tend to produce a better gross margin as compared to the national brands.

The gross margin for fiscal 2009 increased 0.70% from fiscal 2008, to 24.55% which remained relatively consistent with the gross margin of 24.83% realized for the fourth quarter of fiscal 2008.  The increase is due in part to the shift in customers’ buying patterns to include more lower-priced, higher-margin generic brands, as mentioned above.  Management also has continued to carefully manage the Company’s overall mix of retail prices in order to maintain the gross margin, which ranged from 23.75% to 24.92% for the four quarters of fiscal 2009.  Operating, general and administrative expenses increased by $268,637 (or 3.29%) for fiscal 2009, and also increased 0.83% as a percent of sales.  Increases in payroll, utilities and telephone, rent, insurance, general and office supplies, depreciation, and professional fees were somewhat offset by decreases in advertising and promotion, repairs and maintenance, bank service charges and credit card fees, bad checks and miscellaneous expenses.  Management will continue to monitor these expenses and attempt to control costs as much as possible.  Controlling the growth of these expenses has become increasingly challenging in recent years, however, given the ongoing regulatory and market driven increases in several of these costs.

The Company’s 23.85% gross margin for fiscal 2008 represented an increase of 0.12% from fiscal 2007, but remained a decrease of 0.33% as compared to the 24.18% gross margin achieved for fiscal 2006.  The slight increase over fiscal 2007 was attributable to management’s efforts to manage retail prices to increase gross margin when possible, and due to the Company having refrained from certain sales promotions conducted during fiscal 2007 which had a negative impact on gross margin.  However, this slight increase was only achieved during the fourth quarter, as the Company struggled with slight decreases in the gross margin as compared to the comparable period of fiscal 2007 throughout the remainder of the year, due to ongoing increases in the wholesale costs of certain grocery items as well as gradual increases in suppliers’ fuel surcharges due to increased gasoline prices, that we were not able to immediately recover through adjustments to the Company’s retail prices due to the impacts of competition.  Although operating, general and administrative expenses increased by $170,774 (or 2.13%) in fiscal 2008, they remained essentially flat as a percentage of sales.  Increases in wages, supplies, rent, utilities, professional fees and bad checks were offset somewhat by decreases in advertising, depreciation, and bank and credit card fees.

Our 23.73% gross margin for fiscal 2007 represented a decrease of 0.45% from fiscal 2006 and a decrease of 0.16% as compared to fiscal 2005.  This reduction reflected the fact that competition prevented us from succeeding until the third quarter of fiscal 2007 in adjusting our retail prices to recover increases in our wholesale costs for certain items (principally certain private label merchandise) which occurred earlier in the year.  The gross margin also was impacted by our introduction of certain lower-priced generic merchandise which carried lower margins during the year, as well as certain targeted merchandise sales and other weekly advertised specials run to stimulate sales.  Management’s efforts to control the Company’s operating, general and administrative expenses helped translate the relatively small sales increase in fiscal 2007 into the Company’s first net profit in four years, despite the slight reduction in our gross margin.  We achieved a measure of success in reducing these expenses both in absolute terms (by $260,829) and as a percentage of sales (by 1.15%) during fiscal 2007 as compared to the prior year.

Management actively monitors both the gross margin and the company’s retail pricing structure in an attempt to maximize profitability.  Management began working on the Company’s gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the trailing fiscal year.  While occasional improvements in gross profit have been seen in recent periods, such as the 24.55% gross margin we achieved for fiscal 2009 as compared to the gross margins of 23.85% for fiscal 2008 and 23.73% for fiscal 2007, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company’s ability to pass through price increases experienced at the wholesale level.  Accordingly, while management attempts to offset increases in its cost (such as our successes in recovering various wholesale price increases and fuel surcharges added by suppliers in recent periods), further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company’s gross margin is possible.

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

The Company employs approximately 86 full-time employees and approximately 132 part-time and seasonal employees.

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

Product Class	Fiscal 2009 (52 Weeks)	Fiscal 2008 (52 Weeks)	Fiscal 2007 (52 Weeks)
Grocery and Non-Food Items	$22,219,238	$22,327,217	$21,627,218
Meat and Deli	9,503,268	9,452,010	9,419,858
Produce	2,698,820	2,713,404	2,735,976

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

A historical lack of inflation in food prices and increasingly competitive markets have made it difficult generally for grocery store operators to achieve comparable store sales gains and maintain profitability.  Because sales growth has been difficult to attain, competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to consistently increase year-over-year-sales.  Our responses to these competitive pressures, such as additional promotions and increased advertising, have in the past adversely affected our operating margins and our overall profitability, and may continue to do so in the future.  Further, these competitive pressures often delay our ability to adjust our prices to reflect increases in our costs, such as increases seen in recent periods in employment costs, energy costs, wholesale inventory prices or other elements of our overhead.  Accordingly, we may not be able to fully absorb any future cost increases through our efforts to adjust retail prices or increase efficiencies in other areas of operations, which could result in increased losses in future periods.  Additionally, we sometimes face the opening of a new or remodeled competitor’s store in our trade area.  Competition also requires us to periodically remodel our existing stores, at ever increasing costs, in order to maintain their appeal.

Our level of outstanding indebtedness, coupled with the losses we have experienced in four of the last eight years and increasing interest expense and other bank charges, could impair our financial flexibility and negatively impact our business.

As of May 30, 2009, our aggregate outstanding indebtedness stood at $2,549,519 as compared to total assets for the Company of $4,330,909 at such date.  Our level of indebtedness could:

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

Historically, we have financed our working capital requirements principally through cash flow from operations.  During the past six years, however, we have increased our reliance on both bank and vendor financing due to periodic losses which coincided with increased inventory and capital spending requirements beginning in fiscal 2004 related to the establishment of our eighth grocery store location.  While we believe that our cash flows and existing financing arrangements will continue to supply our working capital needs, if we are unable to recover future cost increases due to competitive conditions, our operating losses could increase relative to depreciation and other non-cash charges, which could require us to seek additional financing through bank loans, or other sources, in order to meet our working capital needs.  If we could not obtain such additional financing, or could not do so on commercially reasonable terms, we could be required to reduce our current level of operations.  We also could be forced to delay or cancel future planned equipment upgrades and other capital spending if we are not able to obtain appropriate financing for such projects on commercially reasonable terms.  Further, increased interest expense resulting from higher debt levels and rising interest rates, as well as increased bank service charges related to both temporary overdrafts in our accounts and fees for processing larger numbers of credit and debit card transactions required to maintain sales, have placed significant pressure on our operating results in recent periods and may continue to adversely impact our future performance.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act.  If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and documentation of the internal controls over financial reporting related to our business.  We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures beginning with our fiscal year ended May 31, 2008.  Beginning with our 2010 fiscal year and in subsequent years, our independent registered public accounting firm will be required to opine on those internal controls.  In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through such reviews.

During fiscal year 2008, we incurred additional professional fees in the amount of $40,968 directly related to preparations for management’s initial assessment of internal control over financial reporting pursuant to these rules, in addition to having to devote significant internal management effort and resources to these activities.  We have incurred additional professional fees in the amount of $12,200 during fiscal year 2009 and $3,500 thus far during the first quarter of fiscal 2010 related to (i) the completion of management’s initial annual assessment as of fiscal 2008 year end, (ii) the execution and testing of management’s remediation plan for the material weaknesses in internal controls that were detected in management’s initial assessment and (iii) the completion of management’s second annual assessment as of fiscal 2009 year end.  We expect ongoing compliance costs to complete management’s required assessments of internal control over financial reporting to average at least $10,000 per year, not counting the value of internal management time and resources devoted to these efforts.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act have been, and will continue to be, significant.  As noted above, we will be required to begin including an annual attestation report by our independent auditors addressing the effectiveness of such internal controls with our annual report for fiscal 2010.  While we cannot precisely estimate the additional professional fees that will be incurred in conjunction with satisfying this requirement for fiscal 2010 and future years, we currently project that such additional fees will amount to at least $45,000 for the completion of our auditors’ initial fiscal 2010 report during fiscal 2011.  If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

We could experience material weaknesses in our internal control over financial reporting, which could impact negatively our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 30, 2009.  As of May 30, 2009 we believe that we have remediated all past material weaknesses but we can provide no assurance that we will not experience material weaknesses in the future.

As we have previously disclosed, as of May 31, 2008, material weaknesses existed related to, among other things, our internal controls over financial reporting with respect to the segregation of duties in our finance and accounting functions, including a lack of segregation of the CFO’s duties or independent review or verification of the primary spreadsheets used by the CFO in the preparation of financial statements and related disclosures, and a lack of meaningful review of the bank statements used by the CFO to perform reconciliations.  We completed a number of remedial actions during fiscal 2009 to correct these weaknesses, and we believe that no additional remedial efforts are required with respect to these weaknesses.

Nevertheless, there is a risk of additional errors not being prevented or detected, which could result in the identification of material weaknesses in our internal controls in the future.

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

Our common stock is quoted on the Pink Sheets under the symbol “ANCS.PK”.  The Pink Sheets is not an established exchange, and we do not have enough shareholders or outstanding shares to support an active trading market.  Accordingly, the market for our common stock is not liquid and the historical prices at which our stock has traded may not provide a reliable indication of future market prices.  For those reasons, the trading price of our common stock could fluctuate significantly. Volatility in our stock price could also result from the following factors, among others:

•
the fact that we are presently unable to pay dividends to our stockholders due to covenants in the debt agreements with our senior lender, as well as the losses experienced in several of our recent fiscal years;

•
the fact that a majority of our outstanding common stock (approximately 64.74%) is controlled by the Company’s officers and directors, principally by Michael A. Richardson, our Chief Executive Officer, and his wife, Diana K. Richardson;

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

Further, the Sarbanes-Oxley Act of 2002 includes provisions addressing audits, financial reporting and disclosure, conflicts of interest and corporate governance at public companies.  We have already incurred increased professional fees during fiscal years 2005 through 2008 related to compliance with these provisions.  As discussed above, compliance with the provisions of Section 404 of this Act, which deals with management’s report on internal controls and an auditor’s examination of internal controls, already has imposed, and may continue to impose, significant additional costs on the Company.  We expect these costs to include additional significant increases in accounting and consulting fees, as well as additional internal personnel costs and the indirect costs imposed by the diversion of scarce management resources to deal with regulatory compliance matters as opposed to operational issues.  These increased costs are likely to adversely affect our financial condition and results of operations because, as discussed above, the intensely competitive nature of our business makes it difficult for the Company to recover cost increases through adjustments to our retail prices.

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

In recent periods, we have experienced increases in transportation cost and in the cost of products we sell in our stores.  The increases in our costs are attributed to increases in fuel, plastic, grain and other commodity costs.  As inflation has increased expenses, we have recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time.  However, the economic and competitive environment in our trade area continues to challenge us to become more cost efficient as our ability to recover increases in expenses through price increases is often limited, or at least delayed, by the effects of competition.  Our future results of operations will depend upon our ability to adapt to the current economic environment as well as current and future competitive conditions.

We are vulnerable to adverse changes in economic conditions in the concentrated geographic region in which we operate, as well as changes affecting the national economy, and negative economic developments either locally or nationally could have a material adverse impact on our business.

Our operations are concentrated within a compact geographical area that comprises Northwest Georgia, Northeast Alabama, and Southeast Tennessee.  We are therefore vulnerable to regional economic downturns as well as to natural and other catastrophic events that may impact our local region, in addition to being vulnerable to any such events that may affect the national economy as a whole.  Economic conditions such as the recent disruptions experienced in both commercial and consumer credit markets, inflation, adverse changes in interest rates, rising energy costs and rising unemployment rates may adversely affect both our sales and our cost structure, which could lead to losses, and may also adversely affect our future growth and expansion.  Further, since our operations are concentrated in a single, relatively compact geographical area, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

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

We purchase approximately 84% of our merchandise including grocery, meat and produce items, from a single wholesale grocer, Mitchell Grocery Corporation.  Mitchell has been a supplier of ours since 2000.  We do not have a written contract with Mitchell but a change of merchandise suppliers, a disruption in supply or a significant change in our relationship with Mitchell could have a material adverse effect on our business and results of operations and ability to service our outstanding indebtedness.

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

Threats or potential threats to security or the occurrence of a widespread health epidemic may adversely affect the Company’s financial condition and results of operations.

The Company’s businesses may be severely impacted by wartime activities, threats or acts of terror or a widespread regional, national or global health epidemic, such as pandemic flu.  Such activities, threats or epidemics may adversely impact the Company’s businesses by disrupting production and delivery of products to its stores, by affecting the Company’s ability to appropriately staff its stores and by causing customers to avoid public gathering places or otherwise change their shopping behaviors.

Additionally, data theft, information espionage or other criminal activity directed at the grocery store industry, the transportation industry, or computer or communications systems may adversely affect the Company’s businesses by causing the Company to implement costly security measures in recognition of actual or potential threats, by requiring the Company to expend significant time and expense developing, maintaining or upgrading its information technology systems and by causing the Company to incur significant costs to reimburse third parties for damages.  Such activities may also adversely affect the Company’s financial condition and results of operations by reducing consumer confidence in the marketplace and by modifying consumer spending habits.

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

Our business is increasingly dependent on information technology systems that are complex and vital to continuing operations.  If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary data that if breached, as noted above, would have an adverse effect on the Company.

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

The Company’s supermarkets are located in Ringgold, LaFayette, Chatsworth, Chickamauga and Tunnel Hill, Georgia; Stevenson, Alabama; and Dayton and Jasper, Tennessee.  All of the eight locations are leased from unaffiliated landlords.  Summary information concerning these leases is presented below:

Location	Square Footage	Current Lease Term	Renewal Options

Ringgold, GA	14,400	12/01/08 - 11/30/09	3-1 yr. terms
LaFayette, GA	20,500	02/01/07 - 01/31/12	1-5 yr. terms
Chatsworth, GA	24,360	05/01/08 - 04/30/13	—
Chickamauga, GA	13,840	01/01/05 - 12/31/09	1-5 yr. term
Tunnel Hill, GA	18,900	09/01/07 - 08/31/12	2-5 yr. terms
Stevenson, AL	23,860	06/01/09 - 05/31/14	—
Dayton, TN	23,004	08/01/07 - 07/31/12	—
Jasper, TN	25,000	05/01/06 – 04/30/14	2-5 yr. terms
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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

The Company’s Board of Directors appoints the Company’s Executive Officers for a term of one year.  The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company’s Executive Officers are set forth in the following table:

Name and Year First Elected as Executive Officer	Office(s) Presently Held, Business Experience and Certain Directorships	Age

Michael A. Richardson 1977	Chairman of the Board of Directors, President, Chief Executive Officer, member of the Executive Committee of the Board of Directors.	63

Paul R. Cook 1987	Executive Vice-President, Treasurer, Chief Financial Officer, Director, member of the Executive Committee of the Board of Directors. Director of Capital Bank, Fort Oglethorpe, Georgia since May 1993.	59

Reba S. Southern 1991	Secretary, member of the Executive Committee (ex-officio).	56

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           The approximate number of record holders of the Company’s common stock at May 30, 2009, was 752.  The Company does not have any equity compensation plans.  The remaining information required by paragraph (a) of this Item 5 is incorporated herein by reference to page 4 of the Company’s Annual Report to security holders for the fiscal year ended May 30, 2009, a copy of relevant portions of which is filed as Exhibit 13 to this Report.

(b)           Not applicable.

(c)           Issuer Repurchases:

The following table presents information with respect to repurchases of common stock made by the Company during the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

March 1 – March 28, 2009	220	$1.00	—	—
March 29 – April 25, 2009	_____	$1.00	—	—
April 26 – May 30, 2009	_____	$1.00	—	—
Total	220	$1.00	—	—

(1)	Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.

ITEM 6.                  SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to page 3 of the Company’s Annual Report to security holders for the fiscal year ended May 30, 2009, a copy of relevant portions of which is filed as Exhibit 13 to this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 5 through 20 of the Company’s Annual Report to security holders for the fiscal year ended May 30, 2009, a copy of relevant portions of which is filed as Exhibit 13 to this Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 21 through 37 of the Company’s Annual Report to security holders for the fiscal year ended May 30, 2009, a copy of relevant portions of which is filed as Exhibit 13 to this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of May 30, 2009.  Based on that evaluation, our CEO and CFO concluded that, as of that date, the Company’s disclosure controls and procedures, were effective at a reasonable assurance level.  In reaching such conclusion, management considered, among other factors, the current status of the additional controls and procedures implemented during fiscal 2009 to remediate the material weaknesses in internal control over financial reporting identified in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as discussed further below under Management’s Report on Internal Control over Financial Reporting.

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

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of May 30, 2009, management, with the participation of the Company’s CEO and CFO, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the criteria established by COSO, and considering the matters discussed further below under “Remediation of Material Weaknesses,” management (including our CEO and CFO) concluded that the Company’s internal control over financial reporting was effective as of May 30, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Remediation of Material Weaknesses

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of last year’s Annual Report on Form 10-K, including our financial statements for the year ended May 31, 2008, management identified certain significant deficiencies in the Company’s internal control over financial reporting that, individually and in the aggregate, represented material weaknesses, including, insufficient segregation of duties in our finance and accounting functions due to limited personnel.  Specifically, management determined that a material weakness existed due to a lack of any independent review of the spreadsheets used to aggregate, summate and calculate the amounts used in the preparation of the financial statements and related disclosures and a lack of segregation of duties due to the concentration of many responsibilities with the CFO without any independent review or verification.  Additionally, meaningful reviews of the Company’s bank statements used by the CFO to perform reconciliations were not being performed, and it was determined that these control deficiencies could result in material misstatement to our interim or annual financial statements that would not be prevented or detected in a timely manner.  Management believes that each of these material weaknesses could have a pervasive impact on our internal control over financial reporting.

During the Company’s fiscal year ended May 30, 2009, we implemented a number of remediation measures to address the material weaknesses described above.  As described in our Form 10-K for fiscal year 2008, the Company’s remediation plans included:

•
Hiring additional staff to (A) have the responsibility of independently reviewing the spreadsheets maintained by the Chief Financial Officer to verify the amounts, calculations, and formulas used to compile the amounts used in the preparation of the financial statements and related disclosures and (B) assist in further segregation of duties within the Company’s accounting and financial reporting functions, including reducing the degree of duties and responsibilities concentrated with the Chief Financial Officer without any independent review or verification; and

•	Having the CEO perform a detailed review of the bank statements, including examination of individual items, used by the CFO in the preparation of reconciliations.

The Company completed its remediation plans as described below:

•
During the first two quarters of fiscal 2009, we added additional staff to segregate and provide additional backup for certain of the CFO’s duties.  Such staff, along with designated members of the existing staff, were given the responsibility of independently reviewing the spreadsheets maintained by the CFO to verify the amounts, calculations, and formulas used to compile the amounts used in the preparation of the financial statements and related disclosures.  As of the end of the second quarter, the Company had completed the initial testing and verification of all of the major calculational spreadsheets used by the CFO in preparation of the financial statements.

•
We implemented procedures pursuant to which the CEO performs a detailed review of all bank statements for unusual items or transactions, prior to their use by the CFO in the preparation of reconciliations.  The CEO documents his review and any questions arising from the review, and then works with the CFO to oversee the investigation and resolution of any unusual items. If any item is not satisfactorily resolved as a result of management’s initial investigation, the CEO will report the matter to the Audit Committee of the Board of Directors for further follow-up in accordance with the Audit Committee’s directions.

•
We implemented additional steps to enhance segregation of duties within the Company’s accounting and financial reporting functions, including (A) requiring that the employee responsible for keying vendor invoices into the Company’s accounts payable system not be the same employee responsible for the manual reconciliations of vendor invoices and (B) requiring that each employee will only be able to access those modules of the Company’s accounting software utilized for performing his or her duties with the employee’s personal password and, if one employee is required to perform duties normally performed by a second employee in such employee’s absence, a different, temporary password must be utilized.

•
Throughout the third and fourth quarters of fiscal 2009, the Company continued to monitor the effectiveness of these remediation measures, and we completed the final testing and evaluation of their effectiveness to remediate the material weaknesses in internal controls discussed above during the fourth quarter of fiscal 2009.

Changes in Internal Control over Financial Reporting

While the remediation steps described above were designed and in place by the end of the second quarter of fiscal 2009, management continued to evaluate their operating effectiveness through the end of fiscal year 2009, when it was concluded that the Company’s internal control over financial reporting was sufficiently mature to support an assessment that the controls were effective.  There were no changes in our internal control over financial reporting during the quarter ended May 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE

Executive Officers

Information concerning the Company’s Executive Officers is set forth in Part I of this report on Form 10-K under the caption “Executive Officers of the Company.”

Audit Committee Financial Expert

All three of the Company’s independent directors currently serve on the Audit Committee, and each is an experienced business professional.  Thomas L. Richardson is the retired chief executive officer of Learning Labs, Inc., a position he held for 27 years.  He has had over 33 years of experience in reviewing the Company’s financial reporting process through service as an independent director.  Danny R. Skates has 14 years of senior management experience as Vice President and General Manager of Jackson Chevrolet Pontiac Buick GMC, Inc., and Andrew V. Douglas has had extensive experience with the business of independent grocery retailers such as the Company through his service as a retail counselor for Fleming Companies, Inc., our former principal supplier.  Accordingly, in light of their backgrounds and their understanding of the Company’s business, the Board of Directors believes that the members of the Audit Committee will be able to provide effective oversight for the Company’s financial reporting process and its relationship with its independent accountants.  Nevertheless, the Company’s Board of Directors has not determined that any member of the Company’s Audit Committee qualifies as an “audit committee financial expert” under the SEC’s detailed, technical definition of that term.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) which applies to its principal executive officer, principal financial officer and principal accounting officer or controller, and any persons performing similar functions.  A copy of the Code of Ethics is filed as Exhibit 14 to this Report.

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2009 Annual Meeting of Shareholders, under the headings “INFORMATION ABOUT NOMINEES FOR DIRECTOR” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2009 Annual Meeting of Shareholders, under the headings “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted any equity compensation plans.

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2009 Annual Meeting of Shareholders, under the headings “PRINCIPAL SHAREHOLDERS” and “INFORMATION ABOUT NOMINEES FOR DIRECTOR.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2009 Annual Meeting of Shareholders, under the headings “CERTAIN TRANSACTIONS” and “DIRECTOR NOMINATION PROCESS AND INDEPENDENCE DETERMINATIONS.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2009 Annual Meeting of Shareholders, under the heading “AUDIT FEES.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	The following Financial Statements in the Company’s 2009 Annual Report to the security holders for the fiscal year ended May 30, 2009, are incorporated by reference in Item 8 hereof:

-	Report of Independent Registered Public Accounting Firm

-	Balance Sheets – May 30, 2009 and May 31, 2008

-	Statements of Income and Changes in Stockholders’ Equity - Fiscal Years Ended May 30, 2009 and May 31, 2008

-	Statements of Cash Flows - Fiscal Years Ended May 30, 2009 and May 31, 2008

-	Notes to Financial Statements

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

AMERICAN CONSUMERS, INC.

Date: August 27, 2009	By:	/s/ Michael A. Richardson
Michael A. Richardson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Richardson Michael A. Richardson	Chairman of the Board, President and Chief Executive Officer	August 27, 2009

/s/ Paul R. Cook Paul R. Cook	Executive Vice- President, Chief Financial Officer, Treasurer (Chief Accounting Officer) and Director	August 27, 2009

/s/ Virgil E. Bishop Virgil E. Bishop	Director	August 27, 2009

/s/ Danny R. Skates Danny R. Skates	Director	August 27, 2009

/s/ Thomas L. Richardson Thomas L. Richardson	Director	August 27, 2009

/s/ Andrew V. Douglas Andrew V. Douglas	Director	August 27, 2009

EXHIBIT INDEX

Exhibit 3	Articles of Incorporation and By-Laws. Incorporated by reference to Exhibit 3 to Form 10-K for the year ended May 29, 1993.

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

Exhibit 10.8	Renewal Lease Agreement for the Company’s Stevenson, Alabama location, as further supplemented by Renewal and Extension Agreement, dated April 24, 2009, for such lease. Filed herewith.

Exhibit 10.9	Lease Agreement for the Company’s Dayton, Tennessee location. Incorporated by reference to Exhibit 10(j) to Form 10-K for the year ended May 29, 1993.

All references incorporating exhibits from
documents previously filed by the Company
with the SEC are to SEC File No. 0-5815

Exhibit 10.10	Lease Agreement for the Company’s Executive Offices. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended September 1, 2001.

Exhibit 10.11	Lease Agreement for the Company’s Jasper, Tennessee location. Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended June 2, 2001.

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

Exhibit 10.19	Letter Agreement, dated as of May 3, 2007, between the Company and Gateway Bank and Trust Company. Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended June 2, 2007.

Exhibit 10.20*	Narrative Summary of the Company’s Named Executive Officer Base Salaries for Fiscal 2010. Filed herewith.

Exhibit 10.21*	Narrative Summary of the Company’s Cash Bonus Plan for Fiscal 2010. Filed herewith.

Exhibit 10.22*	Narrative Summary of Director Compensation Arrangements for the Company for Fiscal 2009 and 2010. Filed herewith.

Exhibit 10.23	Cash Register Purchase Agreement for the Company’s LaFayette, Georgia location, dated February 5, 2008. Incorporated by reference to Exhibit 10.29 to Current Report on Form 8-K dated February 5, 2008.

Exhibit 10.24
Business Loan Agreement and Promissory Note between the Company and Gateway Bank and Trust Company, dated as of April 25, 2008, for $800,000 Revolving Line of Credit.  Incorporated by reference to Exhibit 10.30 to Current Report on Form 8-K dated May 5, 2008.

Exhibit 10.25
Commercial Security Agreement between the Company and Gateway Bank and Trust Company for $800,000 Revolving Line of Credit, dated as of April 25, 2008.  Incorporated by reference to Exhibit 10.31 to Current Report on Form 8-K dated May 5, 2008.

Exhibit 10.26
Assignment of Deposit Account between the Company and Gateway Bank and Trust Company for $800,000 Revolving Line of Credit, dated as of April 25, 2008.  Incorporated by reference to Exhibit 10.32 to Current Report on Form 8-K dated May 5, 2008.

Exhibit 10.27	Letter Agreement, dated as of May 8, 2008, between the Company and Gateway Bank and Trust Company. Incorporated by reference to Exhibit 10.33 to Current Report on Form 8-K dated May 5, 2008.

All references incorporating exhibits from
documents previously filed by the Company
with the SEC are to SEC File No. 0-5815

Exhibit 10.28	Cash Register Purchase Agreement for the Company’s Tunnel Hill, Georgia location, dated May 22, 2008. Incorporated by reference to Exhibit 10.34 to Current Report on Form 8-K dated May 22, 2008.

Exhibit 10.29	Cash Register Purchase Agreement for the Company’s Chickamauga, Georgia location, dated July 18, 2008. Incorporated by reference to Exhibit 10.35 to Current Report on Form 8-K dated July 18, 2008.

Exhibit 10.30	Cash Register Purchase Agreement for the Company’s Stevenson, Alabama location, dated July 18, 2008. Incorporated by reference to Exhibit 10.36 to Current Report on Form 8-K dated July 18, 2008.

Exhibit 10.31
Terms Sheet Letter between the Company and Gateway Bank & Trust Company, dated as of February 7, 2008, regarding commitment under which first borrowing was initiated July 25, 2008.  Incorporated by reference to Exhibit 10.37 to Current Report on Form 8-K dated July 25, 2008.

Exhibit 10.32
Two Promissory Notes for $56,000 each between the Company and Gateway Bank & Trust Company, dated as of July 25, 2008.  Incorporated by reference to Exhibit 10.38 to Current Report on Form 8-K dated July 25, 2008.

Exhibit 10.33
Commercial Security Agreements between the Company and Gateway Bank & Trust Company related to Two $56,000 Promissory Notes dated as of July 25, 2008.  Incorporated by reference to Exhibit 10.39 to Current Report on Form 8-K dated July 25, 2008.

Exhibit 10.34
Assignments of Deposit Account between the Company and Gateway Bank & Trust Company related to Two $56,000 Promissory Notes dated as of July 25, 2008.  Incorporated by reference to Exhibit 10.40 to Current Report on Form 8-K dated July 25, 2008.

Exhibit 10.35
Cash Register Purchase Agreement for the Company’s Dayton, Tennessee location, dated September 2, 2008.  Incorporated by reference to Exhibit 10.41 to Current Report on Form 8-K dated September 2, 2008.

All references incorporating exhibits from
documents previously filed by the Company
with the SEC are to SEC File No. 0-5815

Exhibit 10.36
Promissory Note for $56,000 between the Company and Gateway Bank & Trust Company, dated as of September 2, 2008.  Incorporated by reference to Exhibit 10.42 to Current Report on Form 8-K dated September 2, 2008.

Exhibit 10.37
Commercial Security Agreement between the Company and Gateway Bank & Trust Company related to $56,000 Promissory Note dated as of September 2, 2008.  Incorporated by reference to Exhibit 10.43 to Current Report on Form 8-K dated September 2, 2008.

Exhibit 10.38
Assignment of Deposit Account between the Company and Gateway Bank & Trust Company related to $56,000 Promissory Note dated as of September 2, 2008.  Incorporated by reference to Exhibit 10.44 to Current Report on Form 8-K dated September 2, 2008.

Exhibit 10.39
Cash Register Purchase Agreement for the Company’s Chatsworth, Georgia location, dated February 20, 2009.  Incorporated by reference to Exhibit 10.45 to Current Report on Form 8-K dated February 20, 2009.

Exhibit 10.40	Cash Register Purchase Agreement for the Company’s Jasper, Tennessee location, dated March 5, 2009. Incorporated by reference to Exhibit 10.46 to Current Report on Form 8-K dated March 5, 2009.

Exhibit 10.41	Cash Register Purchase Agreement for the Company’s Ringgold, Georgia location, dated March 5, 2009. Incorporated by reference to Exhibit 10.47 to Current Report on Form 8-K dated March 5, 2009.

Exhibit 10.42
Promissory Note for $60,470 between the Company and Gateway Bank & Trust Company, dated as of February 24, 2009.  Incorporated by reference to Exhibit 10.48 to Form 10-Q for the quarter ended February 28, 2009.

Exhibit 10.43
Commercial Security Agreement between the Company and Gateway Bank & Trust Company related to $60,470 Promissory Note dated as of February 24, 2009.  Incorporated by reference to Exhibit 10.49 to Form 10-Q for the quarter ended February 28, 2009.

All references incorporating exhibits from
documents previously filed by the Company
with the SEC are to SEC File No. 0-5815

Exhibit 10.44
Assignment of Deposit Account between the Company and Gateway Bank & Trust Company related to $60,470 Promissory Note dated as of February 24, 2009.  Incorporated by reference to Exhibit 10.50 to Form 10-Q for the quarter ended February 28, 2009.

Exhibit 10.45
Promissory Note for $60,470 between the Company and Gateway Bank & Trust Company, dated as of March 5, 2009.  Incorporated by reference to Exhibit 10.51 to Form 10-Q for the quarter ended February 28, 2009.

Exhibit 10.46
Commercial Security Agreement between the Company and Gateway Bank & Trust Company related to $60,470 Promissory Note dated as of March 5, 2009.  Incorporated by reference to Exhibit 10.52 to Form 10-Q for the quarter ended February 28, 2009.

Exhibit 10.47
Assignment of Deposit Account between the Company and Gateway Bank & Trust Company related to $60,470 Promissory Note dated as of March 5, 2009.  Incorporated by reference to Exhibit 10.53 to Form 10-Q for the quarter ended February 28, 2009.

Exhibit 10.48
Promissory Note for $55,470 between the Company and Gateway Bank & Trust Company, dated as of March 5, 2009.  Incorporated by reference to Exhibit 10.54 to Form 10-Q for the quarter ended February 28, 2009.

Exhibit 10.49
Commercial Security Agreement between the Company and Gateway Bank & Trust Company related to $55,470 Promissory Note dated as of March 5, 2009.  Incorporated by reference to Exhibit 10.55 to Form 10-Q for the quarter ended February 28, 2009.

Exhibit 10.50
Assignment of Deposit Account between the Company and Gateway Bank & Trust Company related to $55,470 Promissory Note dated as of March 5, 2009.  Incorporated by reference to Exhibit 10.56 to Form 10-Q for the quarter ended February 28, 2009.

Exhibit 10.51
Promissory Note between the Company and Gateway Bank and Trust Company, dated as of April 20, 2009, for renewal of $800,000 Revolving Line of Credit.  Incorporated by reference to Exhibit 10.57 to Current Report on Form 8-K dated April 20, 2009.

All references incorporating exhibits from
documents previously filed by the Company
with the SEC are to SEC File No. 0-5815

Exhibit 10.52
Commercial Security Agreement between the Company and Gateway Bank & Trust Company for renewal of $800,000 Revolving Line of Credit, dated as of April 20, 2009.  Incorporated by reference to Exhibit 10.58 to Current Report on Form 8-K dated April 20, 2009.

Exhibit 10.53
Assignment of Deposit Account between the Company and Gateway Bank & Trust Company for renewal of $800,000 Revolving Line of Credit, dated as of April 20, 2009.  Incorporated by reference to Exhibit 10.59 to Current Report on Form 8-K dated April 20, 2009.

Exhibit 10.54
Letter Agreement, dated as of April 24, 2009, between the Company and Gateway Bank and Trust Company, related to Promissory Note dated April 20, 2009.  Incorporated by reference to Exhibit 10.60 to Current Report on Form 8-K dated April 20, 2009.

Exhibit 13	Information Incorporated by Reference from Annual Report to Shareholders for the Fiscal Year ended May 30, 2009. Filed herewith.

Exhibit 14	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 14 to Form 10-K for the year ended May 29, 2004.

Exhibit 23	Consent of Hazlett, Lewis & Bieter, PLLC. Filed herewith.

Exhibit 31.1	C.E.O. Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a). Filed herewith.

Exhibit 31.2	C.F.O. Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a). Filed herewith.

Exhibit 32.1	C.E.O. Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b). Filed herewith.

Exhibit 32.2	C.F.O. Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b). Filed herewith.

* Indicates a management contract or compensatory plan or arrangement.

All references incorporating exhibits from
documents previously filed by the Company
with the SEC are to SEC File No. 0-5815