Form 10-K/A
period 2009-05-30
AMERICAN CONSUMERS INC
filed 2009-08-28
CIK 4811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

American Consumers, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended May 30, 2009 (the “Original Filing”), to correct certain errors that occurred in the Original Filing due to a technical problem with the EDGAR conversion and filing software utilized by the Company’s filing agent, which resulted in certain elements of the final submission file not being properly transmitted to the SEC as part of the Original Filing.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety.  However, this form 10-K/A only amends the Original Filing in the following respects, to correct the errors that resulted from the failure of the filing agent’s software to transmit the correct, final version of the submission file: (i) the cover page of this report has been corrected to replace two required check boxes that were omitted from the Original Filing; (ii) Item 1 of Part I of the Original Filing has been amended to complete one sentence at the end of a paragraph that was rendered incomplete by the errors in transmitting the Original Filing; (iii) Exhibit 10.8 has been amended to correct two typographical errors that were contained in the Original Filing; and (iv) the exhibit numbers have been corrected on Exhibits 10.20, 10.21 and 10.22 (they were erroneously numbered 10.21, 10.22 and 10.23 in the Original Filing).  No other information in the Original Filing is amended hereby.  In addition, Item 15 of Part IV of the Original Filing has been amended to contain a currently dated consent and certifications from the Company’s Chief Executive Officer and Chief Financial Officer, which are attached to this form 10-K/A as Exhibits 23, 31.1, 31.2, 32.1 and 32.2.

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

The gross margin for fiscal 2009 increased 0.70% from fiscal 2008, to 24.55% which remained relatively consistent with the gross margin of 24.83% realized for the fourth quarter of fiscal 2008.  The increase is due in part to the shift in customers’ buying patterns to include more lower-priced, higher-margin generic brands, as mentioned above.  Management also has continued to carefully manage the Company’s overall mix of retail prices in order to maintain the gross margin, which ranged from 23.75% to 24.92% for the four quarters of fiscal 2009.  Operating, general and administrative expenses increased by $268,637 (or 3.29%) for fiscal 2009, and also increased 0.83% as a percent of sales.  Increases in payroll, utilities and telephone, rent, insurance, general and office supplies, depreciation, and professional fees were somewhat offset by decreases in advertising and promotion, repairs and maintenance, bank service charges and credit card fees, bad checks and miscellaneous expenses.  Management will continue to monitor these expenses and attempt to control costs as much as possible.  Controlling the growth of these expenses has become increasingly challenging in recent years, however, given the ongoing regulatory and market driven increases in several of these costs -- particularly mandated increases in the Federal minimum wage that are currently phasing in over time and the continuing increases in professional fees resulting from requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

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

The Company’s supermarkets are located in Ringgold, LaFayette, Chatsworth, Chickamauga and Tunnel Hill, Georgia; Stevenson, Alabama; and Dayton and Jasper, Tennessee.  All of the eight locations are leased from unaffiliated landlords.  Summary information concerning these leases is presented below:

Location	Square Footage	Current Lease Term	Renewal Options

Ringgold, GA	14,400	12/01/08 - 11/30/09	3-1 yr. terms
LaFayette, GA	20,500	02/01/07 - 01/31/12	1-5 yr. terms
Chatsworth, GA	24,360	05/01/08 - 04/30/13	—
Chickamauga, GA	13,840	01/01/05 - 12/31/09	1-5 yr. term
Tunnel Hill, GA	18,900	09/01/07 - 08/31/12	2-5 yr. terms
Stevenson, AL	23,860	06/01/09 - 05/31/14	—
Dayton, TN	23,004	08/01/07 - 07/31/12	—
Jasper, TN		05/01/06 – 04/30/14	2-5 yr. terms
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

AMERICAN CONSUMERS, INC.

Date: August 28, 2009	By:	/s/ Michael A. Richardson
Michael A. Richardson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Richardson Michael A. Richardson	Chairman of the Board, President and Chief Executive Officer	August 28, 2009

/s/ Paul R. Cook Paul R. Cook	Executive Vice- President, Chief Financial Officer, Treasurer (Chief Accounting Officer) and Director	August 28, 2009

/s/ Virgil E. Bishop Virgil E. Bishop	Director	August 28, 2009

/s/ Danny R. Skates Danny R. Skates	Director	August 28, 2009

/s/ Thomas L. Richardson Thomas L. Richardson	Director	August 28, 2009

/s/ Andrew V. Douglas Andrew V. Douglas	Director	August 28, 2009

EXHIBIT INDEX

Exhibit 3	Articles of Incorporation and By-Laws. Incorporated by reference to Exhibit 3 to Form 10-K for the year ended May 29, 1993.

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