Form 10-Q
period 2009-08-29
AMERICAN CONSUMERS INC
filed 2009-10-13
CIK 4811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2009

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
_____________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

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
 ☐ YES     NO   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 7, 2009
COMMON STOCK - $ .10 PAR VALUE	762,857

NON VOTING COMMON STOCK - $ .10 PAR VALUE	----

ITEM 1. FINANCIAL STATEMENTS
FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

	THIRTEEN WEEKS ENDED
	August 29, 2009	August 30, 2008

NET SALES	$8,643,898	$8,785,280
COST OF GOODS SOLD	6,611,907	6,699,136
Gross Margin	2,031,991	2,086,144
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	2,060,467	2,109,130

Operating Loss	(28,476)	(22,986)

OTHER INCOME (EXPENSE)
Interest income	1,880	2,651
Other income	23,167	26,092
Loss on disposal of equipment	---	(569)
Interest expense	(13,402)	(7,847)
Loss Before Income Taxes	(16,831)	(2,659)
INCOME TAXES	—	—

NET LOSS	(16,831)	(2,659)

RETAINED EARNINGS:
Beginning	1,064,534	1,004,859

Redemption of common stock	(81)	—

Ending	$1,047,622	$1,002,200

PER SHARE:
Net loss	$(0.022)	$(0.003)
Cash dividends	$—	$—
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	767,359	781,779

See Notes to Financial Statements

FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED BALANCE SHEETS
	August 29, 2009	May 30, 2009
	(Unaudited)
--A S S E T S--
CURRENT ASSETS
Cash and cash equivalents	$714,754	$971,416
Certificate of deposit	310,731	307,375
Accounts receivable	104,029	122,646
Inventories	2,302,706	2,283,909
Prepaid expenses	43,070	33,513
Total current assets	3,475,290	3,718,859
PROPERTY AND EQUIPMENT - at cost
Leasehold improvements	303,766	303,766
Furniture, fixtures and equipment	3,110,036	3,112,606
	3,413,802	3,416,372
Less accumulated depreciation	(2,827,145)	(2,804,322)
	586,657	612,050
TOTAL ASSETS	$4,061,947	$4,330,909

--LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
Accounts payable	$742,054	$766,878
Book overdraft Short-term borrowings	40,253 800,148	394,631 596,660
Current maturities of long-term debt	116,348	117,774
Accrued sales tax	89,846	94,446
Other	206,432	247,845
Total current liabilities	1,995,081	2,218,234
LONG-TERM DEBT	303,531	331,285

STOCKHOLDERS' EQUITY
Nonvoting preferred stock – authorized 5,000,000
shares of no par value; no shares issued	—	—
Nonvoting common stock – authorized 5,000,000
shares-$.10 par value; no shares issued	—	—
Common stock - $.10 par value; authorized 5,000,000
shares; shares issued of 766,351 and 767,576	76,635	76,758
Additional paid-in capital	639,078	640,098
Retained earnings	1,047,622	1,064,534
Total Stockholders' Equity	1,763,335	1,781,390
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,061,947	$4,330,909

See Notes to Financial Statements

FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THIRTEEN WEEKS ENDED
	August 29, 2009	August 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,831)	$(2,659)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	31,368	27,926
Change in operating assets and liabilities:
Accounts receivable	18,617	(16,190)
Inventories	(18,797)	(49,918)
Prepaid expenses	(9,557)	(31,867)
Accounts payable	(24,824)	(12,598)
Accrued sales tax	(4,600)	(42,251)
Other accrued liabilities	(41,413)	(46,261)
Book overdraft	(354,378)	(167,066)
Net cash used in operating activities	(420,415)	(340,884)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (Increase) in certificate of deposit	(3,356)	11,884
Purchase of property and equipment	(5,975)	(51,635)
Net cash used in investing activities	(9,331)	(39,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term borrowings	203,488	259,815
Proceeds from long-term debt	—	112,000
Principal payments on long-term debt	(29,180)	(13,153)
Redemption of common stock	(1,224)	—
Net cash provided by financing activities	173,084	358,662
Net decrease in cash	(256,662)	(21,973)
Cash and cash equivalents at beginning of period	971,416	741,440
Cash and cash equivalents at end of period	$714,754	$719,467

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for: Interest	$13,402	$7,847

See Notes to Financial Statements

AMERICAN CONSUMERS, INC.
NOTES TO FINANCIAL STATEMENTS

(1)           Basis of Presentation.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The interim financial statements have not been audited and should be read in conjunction with the notes to the financial statements presented in the Corporation’s 2009 Annual Report to Shareholders.  The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods.  All such adjustments are of a normal recurring nature.  The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)   Commitments and Contingencies.
Ordinary course capital expenditures for replacements of store equipment during fiscal 2010 are estimated to be $100,000 or less, which we expect to be funded from operating cash flows.  In addition to these expected equipment replacements, up to three vehicles may have to be replaced during 2010 at an estimated cost of approximately $25,000 each.  We also may have to replace the Company’s maintenance vehicle during fiscal 2010 at an estimated cost of approximately $30,000 to $35,000.  We expect to fund these vehicle replacements through either bank or manufacturer financing, whichever will provide the Company with the most favorable terms.  While management is attempting to postpone future store improvements (which would include, among other things, replacement of certain older refrigeration equipment with more modern, attractive and energy-efficient cases), such improvements may be necessary prior to the end of fiscal 2010.  We cannot reliably estimate the cost of any such improvements at the present time, but we will attempt to manage the costs and the timing of such improvements in a manner which both contains the Company’s overall costs and allows us to finance these costs on the most favorable terms that we are able to obtain.

The Company has a 401(k) plan that is administered by Capital Bank and Trust Company.  Participation in the plan is available to all full-time employees.  The Company’s annual contributions to the plan are discretionary.  The Company’s contribution to the plan was $7,500 in each of fiscal years 2009 and 2008.

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

(4)           Subsequent Events.

Management has performed an evaluation of subsequent events through October 12, 2009, the date these statements were available for issuance.

On Sunday night, September 20, 2009, a storm drain became clogged due to heavy rains in the parking lot of our store in LaFayette, Georgia.  Water entered the store through the front door and engulfed the bottom shelves in the store.  The store also suffered a disruption in its supply of electrical power during the night, resulting in an additional loss of merchandise due to lack of refrigeration.  While management has not yet finalized its calculations of the loss, current estimates are as follows:

Grocery Merchandise	$35,150
Meat Merchandise	32,944
Produce	2,308
Labor for cleanup	7,367
Parts for repairs	2,396
Postec-equipment/repairs	6,486
Total estimated direct losses	$86,651

In addition to the above costs, the store was closed for three days while power was being restored and the store cleaned in preparation for review by the Georgia Department of Agriculture.  Management estimates that this closure resulted in lost sales of approximately $45,000.  An insurance claim will be filed and claims will also be submitted to the Federal Emergency Management Agency (FEMA) and Georgia Emergency Management Agency (GEMA) in an attempt to receive reimbursement for the loss.  Recoveries, if any, cannot be reliably estimated at this time.

In addition to the matters described above, additional pending matters, such as costs for tile repair work, may result in an increase in the current estimated losses.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	THIRTEEN WEEKS ENDED
	August 29, 2009	August 30, 2008
Sales	$8,643,898	$8,785,280
% Sales Increase (Decrease)	(1.61%)	0.51%
Gross Margin %	23.51%	23.75%
Operating, General and Administrative Expenses:
Amount	$2,060,467	$2,109,130
% of Sales	23.84%	24.01%
Net Loss	$(16,831)	$(2,659)

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

The Company lost $16,831 during the quarter (thirteen weeks) ended August 29, 2009.  Sales decreased by 1.61%, from $8,785,280 to $8,643,898.  This $141,382 decrease in sales was due in part to the lower prices (both wholesale and retail) on milk and other dairy products during the current quarter as compared to the prior year period, as well as to our customers continuing to alter their buying habits by switching from national brands to private label brands which carry lower retail prices.  The gross margin was down slightly, from 23.75% to 23.51%, impacting net income by approximately $21,000.  Another factor contributing to the net loss for the quarter was a $5,555 increase in interest expense, due largely to additional debt incurred since the first quarter of fiscal 2009 to finance the replacement cycle for the Company’s electronic cash registers and scanning equipment that was completed during fiscal 2009.  The decrease in sales and gross margin, and the increased interest expense, were partially offset by a decrease of $48,663 in operating, general and administrative expenses.  As discussed in more detail below, the decrease in these expenses was primarily due to decreases in repairs and maintenance, professional fees, service charges and bad checks expense.

The Company operated at a loss of $2,659 for the thirteen weeks ended August 30, 2008, after showing profits for each of the eight previous quarters.  Although sales increased by $44,398 (or 0.51%), operating, general and administrative expenses increased $92,024 (or 0.93% as a percentage of sales), resulting in the small net loss.  The sales increases experienced for fiscal years 2007 and 2008 and for the first quarter of fiscal 2009 were less than those experienced during fiscal years 2005 and 2006, due in part to the absence of new store openings and certain major sales promotions, which significantly impacted the increases reported for the 2005 and 2006 fiscal years.  While the gross margin for the first quarter of fiscal 2009 was slightly down from the 23.85% gross margin achieved for fiscal year 2008, the 23.75% gross margin represented a slight improvement as compared to 23.38% for the comparable quarter of the prior year, which helped offset the increase in operating, general and administrative expenses to keep the loss for the quarter low.  The increased expenses during the quarter were due primarily to increases in store wages, increases in group insurance premiums, utility costs and professional services.

Management actively monitors both the gross margin and the company’s retail pricing structure in an attempt to maximize profitability.  Management began working on the Company’s gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002.  While occasional improvements in gross profit have been seen in recent periods, such as the 24.55% gross margin we achieved for fiscal 2009 as compared to the gross margins of 23.85% for fiscal 2008 and 23.73% for fiscal 2007, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company’s ability to pass through price increases experienced at the wholesale level.  The 23.51% gross margin realized for the first quarter of fiscal 2010 compares to a gross margin of 23.75% for the first quarter ended August 30, 2008 and 23.38% for the first quarter ended September 1, 2007, indicating a trend of lower gross margins for the first quarter of the last three fiscal years.  This reduction is due to the sales mix during months of June, July and August which comprise the quarter, as well as to sales promotions run each year for the fourth of July in order to maintain market share during the holiday week.  While management attempts to offset increases in its cost through pricing adjustments as competition allows, further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company’s gross margin is possible.

Management believes that competitive pressures on the Company, which have led to the losses experienced in two out of the last five fiscal years, will continue to increase over time as a result of competitors opening more new stores in the Company’s trade area.  These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company.  These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage.  In response to these developments, management will continue seeking to manage the Company’s pricing structure to produce the most favorable balance between increases in sales, which help to offset our fixed operating expenses, and the gross margin, which determines the profitability of the additional sales.  We will attempt to improve the gross margin and increase profitability by working to obtain the lowest cost for the Company’s inventory, and as competition permits, by periodically implementing adjustments in the Company’s overall mix of retail prices.

Our gross margins may not be directly comparable to those of our larger competitors, since some of those companies may include the costs of their internal distribution networks in cost of goods sold – thus impacting the gross margin – while others reflect such costs elsewhere (such as in operating, general and administrative expenses).  Unlike many of the larger grocery store chains with which we compete, the Company does not have an internal distribution network.  Inventory is delivered directly to our individual store locations by our wholesale supplier, which recovers its distribution costs through the markup that it charges to the Company.  Accordingly, our cost of goods sold as reflected in the Company’s financial statements is comprised principally of our direct wholesale cost for the acquisition of such inventory, net of applicable rebates and allowances as discussed under “Inventories” in Note 1 of the financial statements presented in the Company’s 2009 Annual Report to Shareholders.

Management has been working to contain increases in operating, general and administrative expenses as much as possible.  While these expenses have continued to rise in recent periods, we achieved a small measure of success in these efforts for the current quarter, with such expenses decreasing by $48,663, or 0.17% as a percentage of sales, as compared to the same period last year.  On July 24, 2009 the minimum wage increased again, resulting in increased payroll expenses during the most recent quarter.  Increases in group insurance premiums and utility costs also partially offset the decreases in expenses mentioned above.  Management continues to monitor these expenses and continues to evaluate the performance of each of our grocery store locations to determine their long-term value to the Company.  Cost increases, combined with the relatively fixed nature of certain of our expenses, mean that any future decrease in sales due to the effects of ongoing competition will likely erode the improvements in these expenses as a percentage of sales that we have experienced in recent periods, which could affect the Company’s operating profits.  A more detailed discussion of these expenses and related changes for the periods presented is set forth below under the caption “Operating, General and Administrative Expenses.”

In summary, the decrease in sales and gross margin and decreases in interest income, other income and an increase in interest expense (due to the new equipment financing) contributed significantly to the loss of $16,831 for the current quarter as compared to a net loss of $2,659 for the same quarter of the prior year.  The impact of these items was somewhat offset by a decrease of $48,663 in operating, general and administrative expenses.  Interest income (principally comprised of interest on our certificate of deposit) decreased from $2,651 to $1,880 due primarily to a decrease in the interest rate at last renewal.

Sales:

As mentioned above, sales decreased by $141,382 (or 1.61%) from the same quarter a year ago. Six of the Company’s stores experienced sales decreases, ranging from 0.11% to 7.00%.  The two remaining stores showed increased sales for the current quarter of 0.19% and 2.15%, respectively.  A reduction in the retail sales prices of dairy items was one factor contributing to the overall sales decrease.  The current quarter also continued the recent trend of customers purchasing more private label merchandise, which normally retails at lower prices than national brands.  One location continues to be adversely impacted by another tenant having moved out of the shopping center where it is located during fiscal 2006 and been replaced by another tenant which does not generate as much traffic.  Another tenant is currently trying to open in the center, the impact of which is not yet known, but generally unfavorable traffic pattern conditions also continue to exist at that location.  We will continue to attempt to maintain overall sales levels through active management of the Company’s advertising programs, product selection and overall mix of retail prices throughout the year.  We believe that offering a broader selection of generic and private label merchandise than some of our competitors may have helped bolster sales in recent periods, as customers seek out more of these goods to economize on their grocery spending.  It is hoped that these trends in consumer preferences will continue and, together with the availability of our check cashing program for customers, will assist us in maintaining sales and thereby offsetting some of the Company’s own increased costs.

Sales increased by $44,398 (or 0.51%) for the three months ended August 30, 2008 as compared to the three month period ended September 1, 2007.  Sales were up at five of the Company’s stores, with increases ranging from 0.59% to 6.29%, while sales were down at three of the

Company’s stores, with decreases ranging from 3.66% to 9.12%.  The stores with sales decreases suffered from increased competition in their local market areas as compared to the prior year period, in addition to the adverse location issues discussed above that impacted one of these stores.  In addition to the factors discussed above as ongoing drivers of Company sales, we also believe that the continuing effects of high gas prices during the first quarter of fiscal 2009 contributed to the sales increases experienced for the period, as consumers chose to purchase more groceries for home meal preparation to reduce their spending at restaurants, and to patronize grocery stores located closer to their homes.

Gross Margin:

The Company’s gross margin for the quarter ended on August 29, 2009 decreased by 0.24% to 23.51% from 23.75% for the same quarter a year ago, which also represented a decrease of 1.04% from the 24.55% gross margin we achieved for fiscal 2009.  Management is attempting to keep the gross margin in line through strategic pricing adjustments while competing with larger chains with more resources available to them to reduce the impact of lower gross margins.  If management is forced to reduce the gross margin in order to remain competitive such a decrease would have unfavorable effects on the Company’s net income.  In recent years, the gross margin for the first quarter of our fiscal year has been lower than the level typically achieved other three quarters, due to sales mix and seasonal fourth of July promotions, as discussed above.

The Company’s gross margin percentage for the three months ended August 30, 2008 increased by 0.37% as compared to the same quarter of the prior year.  While this represented a slight decrease from the 23.85% gross margin realized for fiscal 2008, it was in the range of gross margins experienced for the four quarters of fiscal 2008, which ranged from 23.25% to 24.83%.

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

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the quarters ended August 29, 2009 and August 30, 2008:

Expense Item	First Quarter 2009 Amount	% of First Qtr. 2009 Total	First Quarter 2008 Amount	% of First Qtr. 2008 Total
Payroll	$ 1,055,600	51.3	$ 1,044,087	49.5
Utilities & telephone expense	202,606	9.8	195,860	9.3
Rent	168,500	8.2	165,781	7.9
Insurance	151,361	7.3	146,976	7.0
Advertising & promotion	125,768	6.1	130,829	6.2
General & office supplies	99,631	4.8	103,406	4.9
Repairs & maintenance	58,712	2.8	84,062	4.0
Depreciation	31,368	1.5	27,926	1.3
Bank service charges and credit card fees	32,680	1.6	37,102	1.8
Bad checks	9,499	0.5	43,061	2.0
Professional fees	63,919	3.1	70,449	3.3
All other misc.	60,823	3.0	59,591	2.8
TOTAL	$2,060,467	100.0	$2,109,130	100.0

Operating, general and administrative expenses for the first quarter of fiscal 2010 decreased by $48,663 (or 2.3%) as compared to the first quarter of fiscal 2009, as increases totaling $30,037 in payroll, utilities and telephone expense, rent, insurance, depreciation and other miscellaneous expenses were more than offset by decreases totaling $78,700 in advertising and promotion expense, general & office supplies expense, repairs and maintenance, bank service charges and credit card fees, professional fees, and bad checks expense.

Payroll expense increased by $11,513 (or 1.1%), reflecting the impact of the third in a series of Federally mandated increases in the minimum wage, partially offset by management efforts to contain these cost increases through the use of more efficient employee scheduling.  Utilities and telephone expense increased by $6,746 (or 3.4%), primarily due to increased energy costs.  Insurance expense increased by $4,385 (or 3.0%), due to an increase in the Company’s group life, health and disability insurance premiums that took effect January 1, 2009, partially offset by a reduction in the Company’s other insurance premiums.  Rent increased by $2,719 (or 1.6%) due to the renewal of leases at certain of the Company’s stores.  Depreciation expense increased by $3,442 (or 12.3%), reflecting the impact of the new cash registers, scanning equipment and other assets purchased during fiscal 2009.  Other expenses increased by $1,232 (or 2.1%), due to increases in various miscellaneous expenses not otherwise classified.  The $5,061 (or 3.9%) decrease in advertising and promotion expense resulted from a decrease in the cost of a promotional program tied to the cost of milk, which also decreased during the first quarter compared to the same quarter a year ago, as well as management’s efforts to reduce amounts spent on advertising.  The reduction of $3,775 (or 3.7%) in general and office supplies expense is due primarily to a reduction in supplies ordered due to the decrease in sales.  The first quarter benefited from a large reduction in repairs and maintenance expense ($25,350, or 30.2% as compared to the prior year period), as we experienced significantly fewer repairs and maintenance issues as compared to the first quarter of fiscal 2009.  This reduction is not expected to continue, however, and we are unable to reliably forecast future fluctuations in this expense due to the age of most of our equipment (apart from the recently replaced registers) and the inability to predict major equipment failures.  Bank service charges and credit card fees decreased by $4,422 (or 11.9%), due mainly to the Company changing service providers for the handling of credit card activity.  Professional fees were down by $6,530 (or 9.3%) for the current quarter as compared to the first quarter of fiscal 2009, but may increase by year end due to ongoing compliance with the Sarbanes-Oxley Act of 2002.  Such fees are also expected to further increase the following year, due to the requirement for the Company to begin including an annual attestation report by our independent auditors addressing the effectiveness of our internal control over financial reporting which, following another recently announced extension by the regulators, will now apply for the first time with our annual report for fiscal 2011.  Finally, the quarter also benefited from a very significant reduction of $33,562 (or 77.9%) in bad checks expense, which more than offset $8,358 of professional fees associated with switching all of our stores to a new provider for bad check collection and control services during fiscal 2009.

Operating, general and administrative expenses for the quarter ended August 30, 2008 increased by $92,024 over the same quarter of the prior year.  Payroll expense increased by $47,930 (or 4.81%), due in part to the federally mandated increases in the minimum wage that took effect on July 24, 2007 and again on July 24, 2008.  Utilities and telephone expense increased by $20,291 (or 11.56%) as energy costs continued to rise.  Rent expense was up $3,572 (or 2.20%) due primarily to an increase in the monthly base rent when a lease was renewed at one location.  Insurance increased by $5,543 (or 3.92%) due to increased premiums under the Company’s health insurance package maintained for employees, partially offset by a decrease in the premiums for the Company’s workmen’s compensation package and commercial liability coverage.  General and office supplies increased by $2,061 (or 2.03%) due to increased cost of paper, operating supplies and other office supplies.  Professional fees increased $27,784 (or 65.12%) as compared to the same quarter last year, as costs to comply with the Sarbanes-Oxley Act continued to rise, including significant increases in utilization of legal services and other outside consulting fees related to compliance with the internal controls provisions of Section 404 of such Act.  All other expenses increased $2,114 (or 3.68%).  Expense categories where we experienced decreases during the quarter included a decrease of $6,253 (or 4.56%) in advertising and promotion expense due to management’s efforts to control these costs by reducing the amount of certain of these activities.  Repairs and maintenance expenses were down $5,597 (or 6.24%) due to the reduction in repairs to equipment during the quarter.  Depreciation decreased $2,908 (or 9.43%) due to the age and fully depreciated status of much of our equipment, in particular the cash register and scanning equipment that was replaced during fiscal 2009.  Bank service charges and credit card fees decreased by $590 (or 1.57%), due primarily to the impact of the cash management system implemented by the Company since the first quarter of fiscal 2007.  The Company also was in the process, during this time, of changing to the provider which now handles its credit and debit card processing services and has helped to reduce this expense.  Bad checks expense decreased $1,923 (or 4.27%), as management began transitioning the Company to the new provider of bad check collection services that was fully phased in during fiscal 2009, as well as implementing improved store level procedures.

Interest and Other Income:

Other income (not including interest income) decreased $2,925 (or 11.2%) for the quarter ended August 29, 2009 as compared to the quarter ended August 30, 2008.  The components of other income for the quarters ended August 29, 2009 and August 30, 2008, apart from interest income, were as follows:

	THIRTEEN WEEKS ENDED
Description	August 29, 2009	August 30, 2008
Check cashing fees	$15,008	$19,624
Funds for handling money orders/transfers	1,447	571
Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	3,616	3,865
Returned check fees	3,029	1,465
Revenue related to Fed-Ex shipments/other	67	567
TOTAL	$23,167	$26,092

The decrease in check cashing fees for the first quarter of 2009 reflects a reduction in the activity of cash checking, as management attempts to more closely monitor the acceptance of bad checks. As discussed above, a new system is in place at all of the Company’s stores at the end of the quarter ended August 29, 2009 and the new system scans checks when presented and rejects any checks not deemed good by the system’s database.  Other changes in the components of other income presented above relate primarily to variations in the volume of the associated activity or service provided by the Company during each of the fiscal quarters presented.  Interest income decreased by $771 as compared to the first quarter of fiscal 2009, due primarily to the re-pricing of the interest rate on the Company’s certificate of deposit at the latest renewal date.

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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the thirteen weeks ended August 29, 2009 or August 30, 2008, as a result of a continued net operating loss carry-forward and the related full valuation of the Company’s net deferred tax assets.

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

FINANCIAL CONDITION

Liquidity and Capital Resources:

Changes in the Company’s liquidity and capital resources during the periods presented resulted primarily from the following:

Cash Flows from Operating Activities

During the thirteen week quarter ended August 29, 2009, the Company used $420,415 in cash flow from operating activities.  In addition to the Company’s net loss of $16,831 for the quarter, other uses of cash included a decrease of $354,378 in the book overdraft as compared to fiscal 2009 year end (resulting from the timing impact of draws and repayments on our revolving line of credit in conjunction with the associated cash management feature), a $18,797 increase in inventories (due primarily to continued increases in wholesale costs, but also reflecting increases in certain orders from our supplier to mitigate cost increases by taking advantage of certain promotional programs), a $9,557 increase in prepaid expenses as a result of the timing of payments of insurance premiums during the current quarter, a $24,824 decrease in accounts payable due to a reduction in trade payables owed as a result of decreased sales, a $4,600 reduction in sales taxes owed as a result of decreased sales, and a $41,413 reduction in other accrued liabilities due to a reduction in accrued management bonuses in current quarter as compared to the prior year period, as well as to differences in the timing of payments on certain other liabilities in comparing the two periods presented.  Offsetting sources of operating cash flow during the quarter included the impact of non-cash depreciation charges in the amount of $31,368 and a $18,617 decrease in accounts receivable (due to a decrease in the amount of supplier rebates owed to the Company at the end of the quarter, as a result of changes in available supplier rebate promotions in relation to the mix of merchandise ordered by the Company during the two periods presented).

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

Cash Flows from Investing Activities

Investing activities used $9,331 of cash flow during the thirteen weeks ended August 29, 2009, due to $5,975 of expenditures for the purchase of equipment consisting of a computer, two scales and a freezer door and an increase in the Company’s certificate of deposit in the amount of $3,356.

Investing activities used $39,751 of cash flow during the thirteen weeks ended August 30, 2008, due to $51,635 of expenditures for the purchase of the upgraded cash register and scanning equipment system for one store plus the purchase of a produce scale, partially offset by a decrease in the Company’s certificate of deposit in the amount of $11,884.

Cash Flows from Financing Activities

Financing activities provided $173,084 of additional cash flow during the thirteen weeks ended August 29, 2009, as a net increase of $203,488 in short-term debt (primarily outstanding borrowings under our line of credit) was partially offset by payments on long-term debt in the amount of $29,180 and redemption of common stock in the amount of $1,224.  The outstanding balance on our line of credit fluctuates throughout each quarter, as amounts are continuously drawn and repaid, based on the timing of expenditures and revenues, under the terms of the cash management facility with our lender.

Financing activities provided $358,662 of additional cash flow during the thirteen weeks ended August 30, 2008, as a net increase of $259,815 in short-term debt (primarily outstanding borrowings under our line of credit) and $112,000 of additional long-term debt incurred to purchase cash register and scanning equipment for two stores were partially offset by payments on long-term debt in the amount of $13,153.

Overall, the Company’s cash and cash equivalents decreased by $256,662 during the first quarter of fiscal 2010 as compared to a decrease in cash and cash equivalents of $21,973 for the first quarter of fiscal 2009.

The ratio of current assets to current liabilities was 1.74 to 1 at the end of the latest quarter, August 29, 2009 compared to 1.81 to 1 on August 30, 2008 and 1.68 to 1 at the end of the fiscal year ended on May 30, 2009.  Cash, cash equivalents and the certificate of deposit constituted 29.51% of the total current assets at August 29, 2009, as compared to 28.73% of the total current assets at August 30, 2008 and 34.39% at May 30, 2009.  As previously reported, the Company has increased its reliance on bank financing and working capital management, and has limited additional capital spending where possible, to maintain adequate liquidity to fund operations in connection with the operating losses experienced in five out of the last ten years.  Our liquidity situation has also benefited from a net reduction of approximately $7,500 in the Company’s monthly debt service requirements over the past four fiscal years, achieved through a combination of the retirement of long term debt and our success in limiting the additional debt incurred to finance our equipment replacements during fiscal 2009 to less than the amount originally anticipated.  As employment and inventory costs increase, management will continue to attempt to compensate for the increases through operational efficiencies (including both efficient working capital management and seeking to reduce other expenses where possible), and through seeking to continue the favorable cash management arrangements with our primary lender.

Historically, the Company has financed its working capital requirements principally through its cash flow from operations.  Short-term borrowing to finance inventory purchases is currently provided by the Company’s $800,000 line of credit with Gateway Bank & Trust and through borrowings from related parties, as discussed below.  The bank line of credit has a 12 month term which requires that it be renewed in May of each year and contains a borrowing base provision that limits the maximum outstanding indebtedness to forty percent (40%) of the value of the Company’s inventory, as measured on a quarterly basis.  As of August 29, 2009, we had $370 available to be borrowed under the line of credit.  The bank line of credit is secured by the Company’s certificate of deposit, as well as by a security interest in substantially all of our accounts receivable, inventory, machines and equipment, furniture and fixtures and by personal guarantees of Michael A. Richardson and Paul R. Cook, the Company’s President and CEO and Executive Vice President and CFO, respectively.  While we believe that these sources will continue to provide us with adequate liquidity to supply the Company’s working capital needs, if the Company’s operating losses were to increase relative to depreciation and other non-cash charges, our operating cash flows could be adversely affected.  If this happens, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs.  If we were required to seek such additional financing and were not able to obtain it, or were unable to do so on commercially reasonable terms, we could be required to reduce the Company’s current level of operations in order to lower our working capital requirements to a level that our present financing arrangements would support.

Short-term borrowings as of specific dates are presented below:

	August 29, 2009	May 30, 2009	August 30, 2008
Michael and Diana Richardson	$—	$—	$9,906
Matthew Richardson	518	510	1,589
Line of Credit	799,630	596,150	671,140
TOTAL	$800,148	$596,660	$682,635

During the quarter ended August 29, 2009, we increased the Company’s borrowings from related parties by a net amount of $8 (reflecting additional interest accrued) and also increased the outstanding balance under the line of credit by a net amount of $203,480.  We paid a total of $6,317 and $4,148 in interest on the Company’s outstanding borrowings under its bank line of credit during the first quarter of fiscal years 2010 and 2009, respectively.

The Company’s line of credit with Gateway Bank & Trust bears interest at the prime rate as published in The Wall Street Journal, subject to a 6.0% floor.  The notes to Michael and Diana Richardson and to Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Gateway Bank & Trust on the line of credit.  The note to Michael and Diana Richardson was paid in full on March 12, 2009.  Michael Richardson is Chairman of the Board and Chief Executive Officer of the Company.  Diana Richardson is the wife of Michael Richardson, and Matthew Richardson is their son.

Long-Term Debt:

At August 29, 2009, long-term debt consisted of (A) a note payable to Gateway Bank & Trust of $102,936 used to pay off Northwest Georgia Bank on a note which financed, in December 2003, the addition of the Company’s eighth grocery store; (B) six notes with an aggregate balance of $303,423 as of August 29, 2009, executed during fiscal 2009 with Gateway Bank & Trust to finance the replacement of cash registers and related equipment at six of the Company’s retail outlets; and (C) three vehicle notes financed through Tennessee Valley Federal Credit Union with an aggregate balance due at August 29, 2009 of $13,520.  Long-term debt as of specific dates is presented below:

	August 29, 2009	May 30, 2009	August 30, 2008
Six notes payable (two on August 30, 2008) to Gateway Bank & Trust; principal and interest due in monthly installments aggregating $6,685; interest at prime rate plus 0.5%with 6.00% floor, and maturities ranging from August 2013 through March 2014; collateralized by equipment, inventory and personal guarantees of the Company’s CEO and CFO	$303,423	$318,672	$112,000

Note payable to Gateway Bank & Trust; principal and interest due in monthly installments of $3,684, through April 2012; interest at prime rate with 6.00% floor; collateralized by equipment, inventory, and personal guarantees of the Company’s CEO and CFO	102,936	112,316	139,662

Three vehicle installment loans; principal and interest due in monthly installments aggregating $1,591; maturities ranging from January 2010 through July 2010; collateralized by automobiles	13,520	18,071	31,372
	$419,879	$449,059	$283,034
Less current maturities	116,348	117,774	75,398
	$303,531	$331,285	$207,636

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to August 29, 2009:

Twelve Months Ending August	Amount
2010	$ 116,348
2011	109,170
2012	94,155
2013	76,062
2014	24,144

During the quarter ended August 29, 2009 retained earnings decreased as a result of the Company’s net loss for the quarter.

Critical Accounting Policies:

Critical accounting policies are those policies that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management believes it has chosen accounting policies that are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Our significant accounting policies are summarized in Note 1 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended May 30, 2009.

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

Vendor Allowances:

The Company receives funds for a variety of merchandising activities from vendors whose products the Company buys for resale in its stores.  These incentives and allowances include volume or purchase based incentives, advertising allowances, and promotional discounts.  The purpose of these incentives and allowances is generally to aid in the reduction of the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products.  These allowances generally relate to short-term arrangements with vendors, often relating to a period of one month or less, and are typically negotiated on a purchase-by-purchase basis.  Due to system constraints and the nature of certain allowances, these allowances are applied as a reduction of inventory costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the initial purchase is sold.  Management recognized approximately $105,612 and $89,950 of vendor allowances as a reduction in inventory costs for the thirteen weeks ended August 29, 2009 and August 30, 2008, respectively.  Amounts that represent a reimbursement of specific identifiable incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred.  Management recognized approximately $19,320 and $16,332 in advertising allowances recorded as a reduction of advertising expense for the thirteen weeks ended August 29, 2009 and August 30, 2008, respectively.

Asset Impairments:

Management accounts for any impairment of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management monitors the carrying value of its long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  As of August 29, 2009 and August 30, 2008, no long-lived assets have been identified by management as impaired.

Off-Balance Sheet Arrangements:

The Company had no significant off-balance sheet arrangements as of August 29, 2009.

Related Party Transactions:

Except as discussed above under “Liquidity and Capital Resources,” there were no material related party transactions during the thirteen week period ended August 29, 2009.

Forward – Looking Statements:

Information provided by the Company, including written or oral statements made by its representatives, may contain “forward looking information” as defined in Section 21E of the Securities Exchange Act of 1934, as amended.  All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company’s business, the effects of future competition, future capital expenditures and the Company’s business strategy, are forward-looking statements.  In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements.  This forward-looking information is based on various factors and was derived utilizing numerous assumptions.  Many of these factors previously have been identified in filings or statements made on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K.  Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include the following (in addition to those matters discussed in the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2009): changes in the general economy or in the Company’s primary markets, the effects of ongoing price competition from competitors (some of which have greater financial resources than those of the Company), changes in consumer spending, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company’s vendors, and other issues and uncertainties detailed from time-to-time in the Company’s filings with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended).  Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management, with the participation of its CEO and its CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of August 29, 2009.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AMERICAN CONSUMERS, INC.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K (as amended by Amendment No. 1 thereto on Form 10-K/A) for the fiscal year ended May 30, 2009.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K (as amended).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Issuer Repurchases:

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
May 31 – June 27, 2009	—	$1.00	—	—
June 28 – August 1, 2009	—	1.00	—	—
August 2 – August 29, 2009	1,224	1.00	—	—
Total	1,224	$1.00	—	—

(1)	Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.

ITEM 5                      OTHER INFORMATION

On July 30, 2009, the Board of Directors of the Company, acting upon the recommendations of management and the Board’s Compensation Committee, voted to make the following changes to the compensation arrangements for the Company’s directors (including the CEO and CFO):

•
Effective September 1, 2009, the directors’ fee paid by the Company will increase from $300 per month to $325 per month.  As in the past, directors’ compensation also will include reimbursement for reasonable expenses incurred in attendance at meetings (applicable only to certain non-employee directors who must travel to attend such meetings, and directors who are members of the Audit

Committee and the Compensation Committee of the Board of Directors will not receive additional compensation for such committee service.

•
Additionally, director Paul R. Cook, who also serves as ACI’s Executive Vice President and Chief Financial Officer (the Company’s principal financial officer), was eligible in fiscal 2009 and prior fiscal years to receive a discretionary cash bonus equal to the fixed percentage (4%) of the Company’s net income before taxes for such year.  For fiscal 2010, Mr. Cook will be eligible to receive a discretionary cash bonus equal to five percent (5%) of the Company’s net income before taxes for such year.

The amount of any bonus ultimately paid to Company officers will be determined in the discretion of the Compensation Committee.  In the usual case, if the Company is profitable bonuses will be paid at the targeted levels.  As reported in the Company’s proxy statement for its 2009 Annual Meeting of Shareholders, Mr. Cook was paid a bonus in the amount of $2,983 with respect the Company’s performance in fiscal 2009.

ITEM 6                      EXHIBITS

The Exhibit Index attached to this report is incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CONSUMERS, INC. (Registrant)

Date: October 12, 2009	By:	/s/ Michael A. Richardson
Michael A. Richardson CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Date: October 12, 2009	By:	/s/ Paul R. Cook
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