Form 10-Q
period 2009-11-28
AMERICAN CONSUMERS INC
filed 2010-01-12
CIK 4811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES     NO   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 9, 2010
COMMON STOCK - $ .10 PAR VALUE	756,917

NON VOTING COMMON STOCK - $ .10 PAR VALUE	----

ITEM 1. FINANCIAL STATEMENTS
FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008

NET SALES	$8,138,983	$8,700,897	$16,782,881	$17,486,177
COST OF GOODS SOLD	6,171,934	6,549,700	12,783,841	13,248,836
Gross Margin	1,967,049	2,151,197	3,999,040	4,237,341

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	2,162,198	2,132,687	4,222,665	4,241,817

Operating Income (Loss)	(195,149)	18,510	(223,625)	(4,476)

OTHER INCOME (EXPENSE)
Interest income	2,013	2,567	3,893	5,218
Other income	19,984	22,079	43,151	48,171
Loss on disposal of equipment	----	(1,574)	----	(2,143)
Interest expense	(14,989)	(11,467)	(28,391)	(19,314)
Income (Loss) Before Income Taxes	(188,141)	30,115	(204,972)	27,456
INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	(188,141)	30,115	(204,972)	27,456

RETAINED EARNINGS:
Beginning	1,047,622	1,002,200	1,064,534	1,004,859
Redemption of common stock	(551)	(29)	(632)	(29)
Ending	$858,930	$1,032,286	$858,930	$1,032,286

PER SHARE:
Net Income (Loss)	$(0.248)	$0.039	$(0.268)	$0.035
Cash dividends	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	759,886	781,696	764,053	781,717

See Notes to Financial Statements

FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED BALANCE SHEETS
November 28, 2009	May 30, 2009
(Unaudited)

--A S S E T S--
CURRENT ASSETS
Cash and cash equivalents	$565,578	$971,416
Certificate of deposit	312,694	307,375
Accounts receivable	134,378	122,646
Inventories	2,439,101	2,283,909
Prepaid expenses	51,033	33,513
Total current assets	3,502,784	3,718,859
PROPERTY AND EQUIPMENT - at cost
Leasehold improvements	312,166	303,766
Furniture, fixtures and equipment	3,110,432	3,112,606
	3,422,598	3,416,372
Less accumulated depreciation	(2,855,261)	(2,804,322)
	567,337	612,050
TOTAL ASSETS	$4,070,121	$4,330,909

--LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
Accounts payable	$672,773	$766,878
Book overdraft	505,244	394,631
Short-term borrowings	611,886	596,660
Current maturities of long-term debt	113,769	117,774
Accrued sales tax	86,327	94,446
Other	236,281	247,845
Total current liabilities	2,226,280	2,218,234
LONG-TERM DEBT	276,983	331,285

STOCKHOLDERS' EQUITY
Nonvoting preferred stock – authorized 5,000,000 shares of no par value; no shares issued	—	—
Nonvoting common stock – authorized 5,000,000 shares-$.10 par value; no shares issued	—	—
Common stock - $.10 par value; authorized 5,000,000 shares; shares issued of 758,017 and 767,576 respectively	75,802	76,758
Additional paid-in capital	632,126	640,098
Retained earnings	858,930	1,064,534
Total Stockholders' Equity	1,566,858	1,781,390
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,070,121	$4,330,909

See Notes to Financial Statements

FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	TWENTY-SIX WEEKS ENDED

	November 28,	November 29,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(204,972)	$27,456
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	62,417	60,410
Change in operating assets and liabilities:
Accounts receivable	(11,732)	(27,352)
Inventories	(155,192)	(112,807)
Prepaid expenses	(17,520)	28,022
Accounts payable	(94,105)	(150,052)
Book overdraft	110,613	276,849
Accrued sales tax	(8,119)	(46,864)
Other accrued liabilities	(11,564)	(18,757)

Net cash provided by (used in) operating activities	(330,174)	36,905

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in certificate of deposit	(5,319)	9,419
Purchase of property and equipment	(17,704)	(234,022)
Net cash used in investing activities	(23,023)	(224,603)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	15,226	(41,333)
Proceeds from long-term borrowings	—	168,000
Principal payments on long-term debt	(58,307)	(32,520)
Redemption of common stock	(9,560)	(440)
Net cash provided by (used in) financing activities	(52,641)	93,707

Net decrease in cash	(405,838)	(93,991)
Cash and cash equivalents at beginning of period	971,416	741,440
Cash and cash equivalents at end of period	$565,578	$647,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the six months for: Interest	$28,391	$19,314

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

(2)           Commitments and Contingencies.

Ordinary course capital expenditures for replacements of store equipment during the remainder of fiscal 2010, including anticipated replacements of meat scales and printers at certain of our stores, are estimated to be $50,000 or less and are expected to be funded from operating cash flows.  As of November 28, 2009, capital expenditures for the fiscal year to date totaled $17,704, consisting of $8,400 in improvements to the office in one of our retail stores, the addition of three computers in the Company’s executive offices in the amount of $2,615, a new display case and door mat for one store totaling $1,680, two cash counting machines totaling $4,326, and the replacement of a freezer door for $683.  In addition to the equipment replacements described above, up to three vehicles may have to be replaced during 2010 at a cost of approximately $25,000 each.  We also may have to replace the Company’s maintenance vehicle during fiscal 2010 at an estimated cost of $30,000 to $35,000.  We expect to fund these vehicle replacements through either bank or manufacturer financing, whichever will provide the Company with the most favorable terms.  While management is attempting to postpone future store improvements (which would include, among other things, replacement of certain older refrigeration equipment with more modern, attractive and energy-efficient cases), such improvements may be necessary prior to the end of fiscal 2010.  We cannot reliably estimate the cost of any such improvements at the present time, but we will attempt to manage the costs and the timing of such improvements in a manner which both contains the Company’s overall costs and allows us to finance these costs on the most favorable terms that we are able to obtain.

The Company has a 401(k) plan that is administered by Capital Bank and Trust Company.  Participation in the plan is available to all full-time employees after one year of service and age 19.  The Company’s annual contributions to the plan are discretionary.  The Company’s contribution to the plan was $7,500 in each of fiscal years 2009 and 2008.

(3)           The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”).

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff.  All guidance contained in the Codification carries an equal level of authority.  The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics.

On August 18, 2009 the Securities and Exchange Commission published interpretive guidance titled “Commission Guidance Regarding the Financial Accounting Standards Board’s Accounting Standards Codification”. In its guidance, the SEC stated that concurrent with the Effective Date, references in the SEC’s rules and SEC staff guidance to specific standards under U.S. generally accepted accounting principles should be understood to mean the corresponding reference in the FASB Codification.  The SEC also stated that the FASB Codification does not supersede any SEC rules or regulations, is not the authoritative source for SEC rules or SEC staff guidance, and the inclusion of any SEC rules or SEC staff guidance in the FASB Codification will not affect how such items may be updated in the future by the SEC.

The Company adopted this accounting standard in preparing its consolidated financial statements for the period ended November 28, 2009.  The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s statements of income and condition.

(4)           Fair Value Disclosures.

Fair Value Measurements:

ASC Topic 820, “Fair Value Measurements and Disclosures”, (ASC Topic 820) defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date.  The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

ASC Topic 820 also establishes a three-tier fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company has no assets or liabilities whose fair values are measured using levels 1, 2 or 3 inputs.

Fair value of financial instruments:

The carrying values of cash and cash equivalents, the certificate of deposit, accounts receivable, short-term borrowings, accounts payable, accrued expenses and other liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.  Based on the borrowing rates available to the Company for long-term debt with similar terms and average maturities, the carrying amounts approximate the fair value of such financial instruments.

(5)           Cost of Goods Sold.

Cost of goods sold is comprised of the cost of purchasing the Company’s products (such as groceries and other vendor-supplied products) sold during the period.  Cost of goods sold is equal to the beginning inventory, plus the cost of goods purchased during the period, less the amount comprising ending inventory.  The cost of goods sold shown on the Company’s Statement of Income and Retained Earnings is presented net of rebates from suppliers.  These rebates represent cash consideration received from suppliers based primarily on the Company’s volume of purchases from such suppliers.  These rebates do not include reimbursement of costs incurred to sell the supplier’s products.  In accordance with ASC Topic 605, “Customer Payments and Incentives,” the Company applies rebates from suppliers (excluding rebates for advertising costs) as a reduction in cost of goods sold.

(6)           Subsequent Events.

Management has performed an evaluation of subsequent events through January 12, 2010, the date these financial statements were issued.  Material events or transactions occurring after November 28, 2009, but prior to January 12, 2010, that provided additional evidence about conditions that existed at November 28, 2009, have been recognized in the financial statements for the period ended November 28, 2009.  Events or transactions that provided evidence about conditions that did not exist at November 28, 2009, but arose before the financial statements were issued have not been recognized in the financial statements for the period ended November 28, 2009.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Sales	$8,138,983	$8,700,897	$16,782,881	$17,486,177
% Sales Increase (Decrease)	(6.46%)	2.52%	(4.02%)	1.50%
Gross Margin %	24.17%	24.72%	23.83%	24.23%
Operating, General and Administrative Expenses:
Amount	$2,162,198	$2,132,687	$4,222,665	$4,241,817
% of Sales	26.57%	24.51%	25.16%	24.26%
Net Income (Loss)	$(188,141)	$30,115	$(204,972)	$27,456

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

The Company operated at a loss of $188,141 for the quarter ended November 28, 2009 of which $96,390 was related to damage that occurred when a storm drain became clogged due to heavy rains in the parking lot of one of our grocery stores on the night of September 20, 2009.  The clogged drain caused water to enter the store through the front door and engulf the bottom shelves of merchandise.  The store also suffered a disruption in its supply of electrical power during the night, resulting in a further loss of merchandise due to a lack of refrigeration.  We previously estimated this loss at $86,651 in our Form 10-Q for the quarter ended August 29, 2009, but the final loss increased by approximately $10,000 due to additional repair and clean up costs.  Our landlord at the location where the flooding occurred has replaced the old storm drain with a much better system, which is intended to avoid any similar future problems.  In addition to the direct expenses related to the flooding, the store was closed for three days during clean up, which affected the Company’s cash flow due to lost sales estimated by management to have been approximately $45,000.

Overall, sales during the quarter ended November 28, 2009 decreased by $561,914, or 6.46%, compared to the same quarter last year, continuing a trend which began in the first quarter of fiscal 2010 when sales decreased by 1.61% compared to the prior year period.  This sales decrease was due in part to the lower prices (both wholesale and retail) on milk and other dairy products during the current quarter as compared to the prior year period, as well as to the additional factors discussed below under “Sales” for both the three and six month periods ended November 28, 2009.  In addition to the sales decrease, our gross margin was down by 0.55% from the same period last year, impacting net income by approximately $44,800, due to certain pricing changes made in an effort to stimulate sales during the quarter.  Operating, general and administrative expenses, which included the flood loss of $96,390, were up by only $29,511 over last year, but were up as a percentage of sales by 2.06%.  Without the $96,390 flood loss, these expenses would have been down by $66,879, but still would have equaled 25.38% of sales as compared to 24.51% of sales for the same quarter a year ago, due to the sales decrease.  As discussed in more detail below, the decrease in operating, general and administrative expenses, excluding the flood loss, was primarily due to decreases in utilities and telephone expense, general and office supplies expense, bank service charges and bad checks expense, vehicle expenses, and certain other miscellaneous expenses, as compared to the prior year period.  Both interest income and other income decreased slightly for the second quarter and first six months of fiscal 2010 as compared to fiscal 2009, due, respectively, to lower prevailing interest rates on the Company’s bank deposits and to variations in the level of certain activities, as discussed below under “Interest and Other Income” for each period presented.  Interest expense increased for both the three and six month periods, due largely to additional debt incurred since the first quarter of fiscal 2009 to finance the replacement cycle for the Company’s electronic cash registers and scanning equipment that was completed during fiscal 2009.

After operating at a loss of $2,659 for the first quarter of fiscal 2009, the Company operated at a net income of $30,115 for the thirteen weeks (quarter) ended November 29, 2008, which allowed us to report a net income of $27,456 for the first half of fiscal 2009.  Sales increased by $213,690 (or 2.52%) as compared to the same quarter of fiscal 2008, as the economy continued to force consumers to alter their spending habits.  While this quarterly sales increase was partially offset by the minimal increase of only 0.51% experienced during our first fiscal quarter, sales for the first half of fiscal 2009 still increased by $258,088 (or 1.50%) over the comparable twenty-six weeks ended December 1, 2007.  Unfortunately, the impact of this sales increase, coupled with significant increases in the gross margin (to 24.72% from 23.25% for the quarter and to 24.23% from 23.32% for the first six months of fiscal 2008) was offset by increases in operating, general and administrative expenses ($145,114, or 1.09% as a percentage of sales for the quarter, and $237,138, or 1.01% as a percentage of sales for the twenty-six week period), resulting in a small ($4,476) operating loss for the twenty-six weeks ended November 29, 2008, though we achieved operating income of $18,510 for the second quarter of fiscal 2009.  The increase in expenses was due primarily to increases in payroll costs, increases in group insurance premiums, utility costs and professional services.  Still, favorable net changes in other income/expense items allowed us to remain profitable for both the second quarter and first six months of fiscal 2009.  The most significant component of these changes was the reduction in interest expense for both the thirteen and twenty-six week periods, due primarily to a decrease in the average balance carried on our line of credit resulting from the implementation of a cash management system during fiscal 2008.  Interest expense did increase by $3,620 in the second quarter as compared to the first quarter of fiscal 2009, however, due to the new debt incurred to finance equipment purchases of new cash registers and scanning equipment during the period.  Partially offsetting the decreases in interest expense were simultaneous decreases in interest income (due principally to lower prevailing interest rates on our bank deposits) and other income (due principally to variations in activity levels between periods).

Management actively monitors both the gross margin and the Company’s retail pricing structure in an attempt to maximize profitability.  Management began working on the Company’s gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002.  While occasional improvements in gross profit have been seen in recent periods, such as the 24.55% gross margin we achieved for fiscal 2009 as compared to the gross margins of 23.85% for fiscal 2008 and 23.73% for fiscal 2007, it is difficult to maintain a trend of consistent improvement in the gross margin due to competitive conditions which often delay the Company’s ability to pass through price increases experienced at the wholesale level.  The gross margin fell to 23.83% for the current twenty-six week period from the 24.23% gross margin achieved for the first twenty-six weeks of fiscal 2009, due to certain pricing adjustments made in an effort to stimulate sales.  While management attempts to offset increases in its cost through pricing adjustments as competition allows, further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company’s gross margin is possible.

Management believes that competitive pressures on the Company, which have led to the losses experienced in years prior to fiscal 2007, and for the current fiscal year to date, will continue to increase over time as a result of competitors opening more new stores in the Company’s trade area.  These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company.  These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage. In response to these developments, management will continue seeking to manage the Company’s pricing structure to produce the most favorable balance between increases in sales, which help to offset our fixed operating expenses, and the gross margin, which determines the profitability of the additional sales.  We will attempt to improve the gross margin and increase profitability by working to obtain the lowest cost for the Company’s inventory, and as competition permits, by periodically implementing adjustments in the Company’s overall mix of retail prices.

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

Management has been working to contain operating, general and administrative expenses as much as possible.  As indicated above, these expenses would have decreased by $66,879 without the flood loss of $96,390 during the current quarter.  Excluding the flood loss, operating, general and administrative expenses would be $2,065,808 or 25.38% of sales for the second quarter of fiscal 2010 as opposed to 24.51% of sales for the same period last year, and would be $4,126,275, or 24.59% of sales, for the first twenty-six weeks of fiscal 2010 as compared to $4,241,817, or 24.26% of sales, for the first half of fiscal 2009.  Management continues to monitor these expenses and continues to evaluate the performance of each of our grocery store locations to determine their long-term value to the Company.  Cost increases, combined with the relatively fixed nature of certain of our expenses, mean that whenever sales decrease, due to the effects of ongoing competition or otherwise, prior improvements experienced in these expenses as a percentage of sales will be eroded.  As demonstrated by the results for the current quarter and first six months of fiscal 2010, this directly and adversely affects the Company’s operating profits.  A more detailed discussion of these expenses and related changes is set forth below under the caption “Operating, General and Administrative Expenses” for each of the periods presented.

Three Months Ended November 28, 2009 Compared to Three Months Ended November 29, 2008:

Sales:

Sales decreased $561,914 during the quarter ended November 28, 2009 compared to the quarter ended November 29, 2008.  One of the Company’s stores actually experienced an increase in sales of 0.01%, while the other seven stores experienced sales decreases ranging from 1.87% to 15.41%.  Having to close one store for the flood for three days contributed to the $561,914 decrease.  A reduction in the retail sales prices of dairy items was one factor contributing to the overall sales decrease.  The current quarter also continued the recent trend of customers purchasing more private label merchandise, which normally retails at lower prices than national brands.  The Company is also experiencing increased competition from specials being promoted by the restaurant and fast food businesses, which are reducing their retail prices in an effort to increase their share of consumers’ food purchases in response to the trend observed in recent periods of customers preparing more meals at home to reduce spending.  Management further believes that the economy itself is affecting retail grocery sales, as individuals are forced to reduce spending in an effort to provide other essentials to their families.

Sales increased $213,690 or 2.52% during the quarter ended November 29, 2008 compared to the quarter ended December 1, 2007.  While sales have continued to be affected at two of our grocery stores by the opening of a locally owned supermarket between these two store locations, sales at one of these stores increased by 1.21% during the second quarter of fiscal 2009 as compared to the prior year period, while the other experienced an increase of 6.13% as customers are, or at least seemed to be, shopping closer to home during the period.  Still, three of the Company’s stores experienced sales decreases ranging from 1.25% to 5.56%, while the other five stores showed increases in sales ranging from the 1.21% mentioned above to 7.57%.  The stores with sales decreases generally suffered from increased competition in their local market areas as compared to the prior year period, and one also continued to be adversely impacted by another tenant having moved out of the shopping center where it is located during fiscal 2006 and been replaced by a tenant which does not generate as much traffic, and by generally unfavorable traffic pattern conditions at that location.

We will continue to attempt to maintain overall sales levels through active management of the Company’s advertising programs, product selection and overall mix of retail prices throughout the year.  We believe that offering a broader selection of generic and private label merchandise than some of our competitors may have helped bolster sales in recent periods, prior to the declines experienced for the first half of fiscal 2010, as customers seek out more of these goods to economize on their grocery spending.  It is hoped that these trends in consumer preferences will continue and, together with the availability of our check cashing program for customers, will assist us in bolstering sales and thereby offsetting some of the Company’s own increased costs.  Of course, as also demonstrated by the current period’s results, pricing adjustments made to stimulate sales can contribute to erosion of the gross margin, as also occurred during fiscal years 2007 and 2008, so maintaining profitable increases in sales over time may not be achievable.

Gross Margin:

Our gross margin for the second quarter of fiscal 2010 increased over the gross margin achieved for the first quarter, from 23.51% to 24.17%, although it did not reach the 24.72% level achieved for the quarter ended November 29, 2008.  Management will continue its efforts to keep the gross margin in line through strategic pricing adjustments, while competing with larger chains with more resources available to them to reduce the impact of lower gross margins.  If we are forced to reduce the gross margin in order to remain competitive, as occurred during the first half of fiscal 2010, then, in the absence of offsetting reductions in expenses, the Company’s net income will be negatively impacted.

Our gross margin percentage for the three months ended November 29, 2008 increased by 1.47% from the same quarter of fiscal 2008.  However, the 24.72% gross margin for that quarter was down slightly from the gross margin of 24.83% for the fourth quarter ended May 31, 2008.

Operating, General and Administrative Expenses:

The Company’s operating, general and administrative expenses are comprised mainly of personnel salary and related payroll costs, utilities and telephone expenses, rental payments for leased locations, insurance expense, advertising and promotion expense, general and office supplies expense, repairs and maintenance, depreciation expense, bank service charges and credit card fees, bad checks expense, professional fees, vehicle expenses and other minor miscellaneous expenses.  In accordance with ASC Topic 605, advertising rebates received from suppliers are deducted from advertising expense within this category.

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the quarters ended November 28, 2009 and November 29, 2008:

Expense Item	Second Quarter 2010 Amount	% of Second Qtr. 2010 Total	Second Quarter 2009 Amount	% of Second Qtr. 2009 Total
Payroll	$ 1,074,753	49.7	$ 1,069,866	50.2
Utilities & telephone expense	199,453	9.2	214,338	10.0
Rent	166,973	7.8	166,212	7.8
Insurance	148,957	6.9	150,362	7.1
Advertising & promotion	123,741	5.7	125,281	5.9
General & office supplies	89,545	4.1	105,273	4.9
Repairs & maintenance	78,507	3.6	76,258	3.6
Depreciation	31,049	1.4	32,484	1.5
Bank service charges and credit card fees	31,386	1.5	35,006	1.6
Bad checks	13,307	0.6	27,613	1.3
Professional fees	52,084	2.4	53,010	2.5
Vehicle expenses	9,248	0.4	13,604	0.6
Flood loss	96,390	4.5	—	—
All other miscellaneous	46,805	2.2	63,380	3.0
TOTAL	$2,162,198	100.0	$2,132,687	100.0

Overall, operating, general and administrative expenses increased by $29,511 (or 1.38%), for the second quarter of fiscal 2010 as compared to the comparable period of fiscal 2009.  These expenses would have actually decreased if not for the flood loss experienced at one of the Company’s retail stores in September 2009.  Apart from the flood loss, the Company achieved a net decrease of $66,879 in these expenses as compared to the second quarter of fiscal 2009, reflecting management’s ongoing efforts to control costs.  Utilities and telephone expense decreased by $14,885 (or 6.94%), due to decreases in utility rates as well as a mild period of weather experienced during the quarter.  Colder weather being experienced at the present time, however, may offset the decreased utility rates in the next quarterly report.  Insurance expense decreased slightly, due primarily to refunds recognized during the quarter ended November 28, 2009 in connection with audits of liability policies.  While essentially flat, advertising and promotion expense decreased slightly, by $1,540 (or 1.23%) as compared to the prior year.  General and office supplies decreased $15,728 (or 14.94%) due to reduced sales resulting in reduced usage of certain operating supplies, such as grocery bags.  Bank service charges and credit card fees decreased by $3,620 (or 10.34%), as costs continued to decline due to the new service provider for credit/debit card transactions.  Bad checks expense decreased by $14,306 (or 51.81%), reflecting the continuing favorable impact of having switched all of our stores to a new provider for bad check collection and control services during fiscal 2009.  Vehicle expense decreased by $4,356 (or 32.02%), due to expenditures required for several repairs to the Company’s aging fleet during the second quarter of fiscal 2009 as compared to the absence of such expenses in the current quarter.  All other miscellaneous expenses decreased by $16,575 (or 26.15%), due to a reduction in various miscellaneous expenses not otherwise classified.  These reductions were partially offset by increases in certain operating, general and administrative expenses, including an increase in payroll expenses of $4,887 (or 0.46%) as the last of the federally mandated increases in the minimum wage took effect on July 25, 2009, partially offset by management efforts to contain these cost increases through the use of more efficient employee scheduling.  Repairs and maintenance increased by $2,249 (or 2.95%) due to additional work required on the Company’s aging equipment during the quarter.  Depreciation remained fairly consistent, actually decreasing by $1,435 (or 4.4%) as compared to the second quarter of fiscal 2009, while rent expense and professional fees also remained fairly stable between the two quarters presented.

Operating, general and administrative expenses increased by $145,114 (or 7.30%), for the second quarter of fiscal 2009 as compared to the comparable period of fiscal 2008.  Payroll expenses increased by $80,659 (or 8.15%) versus the prior year due to the federally mandated increase in the minimum wage that took effect on July 24, 2008, as well as a $9,459 increase in bonuses accrued during the second quarter of fiscal 2009 as compared to the same quarter of fiscal 2008, due to the improved net income for the quarter.  This increase was also affected by an increase in administrative payroll of approximately $26,000 during the quarter, due to hiring an additional office employee and employees receiving additional training for management and supervisory positions.  Utilities and telephone expense increased by $28,578 (or 15.38%) as energy costs continued to escalate.  Insurance increased by $23,327 (or 18.36%) due to the receipt in the second quarter of fiscal 2008 of a premium refund that resulted from an audit of the Company’s workman’s compensation package, with no comparable refund received during the 2009 fiscal quarter.  Advertising and promotion expense, which remained constant as a percentage of sales, increased by $11,427 (or 10.04%), as costs to purchase comparable advertising increased.  General and office expense increased by $3,104 (or 3.04%) due to increases in the cost of supplies.  Depreciation expense increased by $1,027 (or 3.26%), as the Company moved forward with replacing its cash register and scanning systems during the quarter.  Professional fees increased by $8,010 (or 17.80%) as compared to the same quarter of the prior year, as costs to comply with the Sarbanes-Oxley Act continued to rise, including increases in utilization of legal services related to compliance with the internal controls provisions of Section 404 of such Act.  We also incurred additional expense for the use of an outside agent to collect bad checks, which resulted in a decrease in bad check expense as discussed below.  Vehicle expenses increased

$6,187 (or 83.42%) due to additional repairs and maintenance required for the Company’s aging fleet of vehicles.  All other expenses increased $13,175 (or 26.20%), due to increases in other miscellaneous expenses during the quarter.

The Company experienced decreases in the following expenses during the second quarter of fiscal 2009.  Rent expense remained fairly consistent decreasing by $594 (or 0.36%) during the quarter due to a decrease in overages at one of the Company’s locations that experienced a decrease in sales during the trailing twelve months.  Repairs and maintenance expenses were down $11,553 (or 13.16%) due to a reduction in repairs to equipment during the 2009 fiscal quarter as compared to the prior year period.  Bank service charges and credit card fees decreased by $2,769 (or 7.33%), as the Company has changed to a new provider to handle its credit and debit card processing services in conjunction with the replacement of our registers.  Bad checks decreased by $15,464 (or 35.90%), reflecting improved recoveries due to a change in the provider of bad check collection services coupled with improved procedures for processing checks at the store level that have caused more questionable checks to be refused at the register.  This decrease was partially offset by additional professional fees attributable to the new provider of collection services.  Management continues to monitor these expenses in an effort to reduce or limit increases to the extent possible, given the costs passed on to the Company by its suppliers of goods and services.

Interest and Other Income:

Other income (not including interest income) decreased from $22,079 for the quarter ended November 29, 2008 to $19,984 for the quarter ended November 28, 2009.  The decrease in check cashing fees for the second quarter of fiscal 2010 reflects a reduction in the activity of check cashing, as management attempts to more closely monitor the acceptance of bad checks.  An improved system is now in place at all stores, which scans checks when presented and rejects any checks deemed not good by the system’s database.  The increase of $604 for the quarter ended November 28, 2009 in funds received for handling money orders and money transfers in the stores was due to an increase in the volume of these transactions as compared to the prior year period.  Changes in the other components of other income presented below relate primarily to variations in the volume of the associated activity or service provided by the Company during each of the fiscal periods presented.  The components of other income for the quarters ended November 28, 2009 and November 29, 2008 were as follows:

THIRTEEN WEEKS ENDED

Description	November 28, 2009	November 29, 2008

Check cashing fees	$13,386	$15,065
Funds received for handling money orders	1,143	539
Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	3,501	3,739
Returned check fees	1,326	1,243
Revenue related to Fed-Ex shipments/other	628	1,493
TOTAL	$19,984	$22,079

Interest income decreased by $554 as compared to the second quarter of fiscal 2009, due to the re-pricing of the interest rate on the Company’s certificate of deposit at the latest renewal date.

Six Months Ended November 28, 2009 Compared to Six Months Ended November 29, 2008:

Sales:

Sales for the six months ended November 28, 2009 decreased $703,296 (or 4.02%) compared to the same six-month period last year. Six of the Company’s eight stores experienced sales decreases, ranging from 2.61% to 11.21%, with sales at the other two stores remaining essentially flat as compared to the first six months of fiscal 2009.  As discussed in more detail above in relation to the three month period, competition, the economy and retail price reductions on items such as milk and dairy products all contributed to this decrease, as well as the effects of the unscheduled closing in September 2009 due to a flood at one location.  Management is continuing to adjust the Company’s retail pricing structure, in response to competitive conditions, in an effort to improve sales levels and maintain a loyal customer base.

Sales for the six months ended November 29, 2008 increased $258,088 or 1.50% compared to the same six-month period of the prior fiscal year.  While the sales increase of 2.52% realized in the second quarter of fiscal 2009 as compared to the same quarter of fiscal 2008 was roughly in line with the 2.65% sales increase experienced for the first six months of fiscal 2008, this increase was tempered by nearly flat sales for the first quarter of fiscal 2009 as compared to the prior fiscal year.  Sales increased at four of the Company’s eight stores for the twenty-six weeks ended November 29, 2008 (ranging from 1.90% to 6.21%).  The other four stores experienced sales decreases, ranging from 0.46% to 7.37%.  Factors believed by management to have influenced these increases and decreases are discussed above in relation to the second quarter numbers.

Gross Margin:

The Company’s gross margin percentage for the six months ended November 28, 2009 decreased from 24.23% to 23.83% as compared to the six months ended November 29, 2008.  The gross margin percentage is dependent on our ability to keep pace with increases in wholesale prices, and our ability to pass those increases on to the customer based on competition.  Management is constantly working to strategically adjust the retail prices of our merchandise to recover increases in our wholesale costs, to the extent permitted by competition.

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

Operating, General and Administrative Expenses:
The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the six month fiscal periods ended November 28, 2009 and November 29, 2008:

Expense Item	FY 2010 Six Month Amount	% of FY 2010 Six Month Total	FY 2009 Six Month Amount	% of FY 2009 Six Month Total
Payroll	$2,130,353	50.4	$2,113,952	49.8
Utilities & telephone expense	402,060	9.5	410,199	9.7
Rent	336,048	7.9	332,508	7.8
Insurance	300,318	7.1	297,337	7.0
Advertising & promotion	249,508	5.9	256,110	6.0
General & office supplies	189,177	4.5	208,679	4.9
Repairs & maintenance	137,219	3.3	160,320	3.8
Depreciation	62,417	1.5	60,410	1.4
Bank service charges and credit card fees	64,066	1.5	72,108	1.7
Bad checks	22,805	0.5	70,674	1.7
Professional fees	116,003	2.8	123,459	2.9
Vehicle expenses	16,359	0.4	24,197	0.6
Flood loss	96,390	2.3	—	—
All other miscellaneous	99,942	2.4	111,864	2.7
TOTAL	$4,222,665	100.0	$4,241,817	100.0

In spite of the flood loss experienced in the second quarter, the Company’s operating, general and administrative expenses decreased by $19,152 (or 0.45%) for the first six months of fiscal 2010 as compared to the same period last year, reflecting management’s ongoing efforts to control costs.  Without the flood loss, the decrease would have been $115,542 (or 2.72%).  Utilities and telephone expense decreased by $8,139 (or 1.98%), for the reasons discussed above in relation to the second quarter.  Advertising and promotion decreased by $6,602 (or 2.58%), due to reductions in sales promotions as a result of decreased sales, as well as reductions in advertising programs.  General and office supplies expense declined by $19,502 (or 9.35%), due to reduced sales decreasing the Company’s use of certain operating supplies such as grocery bags.  Repairs and maintenance declined by $23,101 (or 14.41%), due in part to fewer equipment repairs being required during the current six month period as compared to the same period of fiscal 2009.  The drop in maintenance expenses also reflected the fact that the maintenance agreements entered into in connection with the new cash registers and scanning equipment purchased during fiscal 2009 initially cost the Company significantly less per year than the comparable agreements covering the equipment that was replaced.  During the second quarter of fiscal 2010, however, the first annual increases were triggered on those stores that passed their first anniversary date under these agreements, so these expenses will gradually increase again over time.  Bank service charges and credit card fees decreased by $8,042 (or 11.15%), reflecting ongoing cost savings from changing of the Company’s service provider for processing credit and debit card transactions.  Bad checks expense decreased by $47,869 (or 67.73%), also due to the change of the Company’s service provider handling bad checks.  Professional fees were down $7,456 (or 6.04%) during the first six months of fiscal 2010 as compared to the prior year period, reflecting heavier utilization of professional services during the prior fiscal year in connection with the Company’s first year of compliance with the internal controls provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  Vehicle expense decreased by $7,838 (or 32.39%), due to repairs having been required on several vehicles during the first six months of fiscal 2009 as compared to far fewer repairs during the same period of fiscal 2010.  Miscellaneous expenses were down

$11,922 (or 10.66%), due to several reductions in various miscellaneous expenses not otherwise classified.  These reductions were partially offset by increases in certain operating, general and administrative expenses, including an increase in payroll expenses of $16,401 (or 0.78%) due to the scheduled final increase in the minimum wage.  Insurance increased $2,981 (or 1.00%), due to an increase in the group insurance coverage at our last renewal, partially offset by reductions in the annual premium for our commercial coverage.  Depreciation increased by $2,007 (or 3.32%), due to items that were placed in service subsequent to November 29, 2008 and subject to depreciation during the current period (primarily the remainder of the new cash registers, scanning equipment and other assets purchased during fiscal 2009).  Rent remained relatively consistent, increasing by only $3,540 (or 1.06%) due to a lease renewal.  Management is continually working to reduce these costs, but the continued reduction is subject to sales levels, the economy, the continued aging of the Company’s equipment, government regulation and many other factors.

The Company’s operating, general and administrative expense for the first six months of fiscal 2009 increased overall by $237,138 (or 5.92%) over the same six-month period of fiscal 2008.  Payroll costs increased by $128,589 (or 6.48%).  This increase was due to a federally mandated increase in the minimum wage effective on July 24, 2008 and to the hiring of additional personnel during the first six months of fiscal 2009.  Officer’s and supervisors accrued bonuses actually decreased by $5,880 for the six month period because of the reduction in net income for the six months ended November 29, 2008 in the amount of $25,066 as compared to the prior year period.  Utilities and telephone expenses increased by $48,870 (or 13.53%) as energy costs continued to rise.  Rent expense remained fairly consistent, increasing by $3,002 (or 0.91%) for the twenty-six week period and actually decreased during the quarter ended November 29, 2008, as discussed above.  Insurance increased by 28,869 (or 10.75%) due to increased premiums under the Company’s health insurance package maintained for employees, partially offset by a decrease in the premiums for the Company’s workmen’s compensation package and commercial liability coverage.  The Company also received a return premium of approximately $18,000 during the first six months of fiscal 2008 from a workmen’s compensation audit that had not been completed during the first six months of fiscal 2009.  Advertising and promotion expense increased by only $5,174 (or 2.06%), reflecting management’s continual efforts to control these costs by reducing the amount of certain of these activities during the fiscal period.  General and office supplies expense increased by $5,165 (or 2.54%), reflecting increases in costs of paper, operating supplies and other office supplies.  Professional fees increased by $35,794 (or 40.83%) as compared to the first six months of fiscal 2008, as costs to comply with the Sarbanes-Oxley Act continued to rise, including significant increases in utilization of legal services and other outside consulting fees related to compliance with the internal controls provisions of Section 404 of such Act.  The Company also incurred approximately $7,500 in professional fees paid to a check collection agency engaged during the fiscal 2009 period, in an effort to reduce bad checks expense.  Vehicle expenses increased $10,060 (or 71.16%) due to additional repairs and maintenance required during the period for the Company’s aging fleet of vehicles.  All other expenses increased $11,392 (or 11.34%), due to increases in other miscellaneous expenses during the first six months of fiscal 2009.

Repairs and maintenance decreased by $17,150 (or 9.66%) due to the reduction in repairs to equipment during the first twenty-six weeks of fiscal 2009 as compared to the same period of fiscal 2008.  These repairs are expensed as incurred.  Depreciation decreased by $1,881 (or 3.02%) for the periods reported but will increase during the remainder of fiscal 2009 due to the ongoing replacements of cash registers and other equipment.  Bank service charges and credit card fees decreased by $3,359 (or 4.45%) as management is switching service providers for card processing as cash registers are replaced. Bad check expense decreased by $17,387 (or 19.71%) as management also is switching to a new provider of handling bad check collections and striving to improve store procedures, as discussed above.

Interest and Other Income:

Other income (not including interest income) decreased from $48,171 for the six months ended November 29, 2008 to $43,151 for the six months ended November 28, 2009, due primarily to variations in the volume of the associated activity or service provided by the Company during each of the fiscal periods presented.  As discussed above, the Company has tightened its controls over the process for accepting checks, resulting in some reduction in the volume of check cashing activity, and has switched to a different provider for the handling of bad check collections.  This has resulted in more income from returned check fees, partially offset by the increased cost of the provider reflected under professional fees above.  The components of other income for the six months ended November 28, 2009 and November 29, 2008 were as follows:

TWENTY-SIX WEEKS ENDED
Description	November 28, 2009	November 29, 2008

Check cashing fees	$28,394	$34,689
Funds received for handling money orders	2,590	1,110
Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	7,117	7,604
Returned check fees	4,355	2,708
Revenue related to Fed-Ex shipments/other	695	2,060
TOTAL	$43,151	$48,171

Interest income decreased by $1,325 for the first six months of fiscal 2010 as compared to the first six months of fiscal 2009, due to the re-pricing of the interest rate on the Company’s certificate of deposit at the latest renewal date.

Income Taxes:

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes,” which requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.  Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the six months ended November 28, 2009 or November 29, 2008, as a result of a continued net operating loss carry-forward and the related full valuation of the Company’s net deferred tax assets.

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

FINANCIAL CONDITION

Liquidity and Capital Resources:

Changes in the Company’s liquidity and capital resources during the periods presented resulted primarily from the following:

Cash Flows from Operating Activities

During the twenty-six weeks ended November 28, 2009, the Company used a net amount of $330,174 in cash flows from operating activities.  In addition to the Company’s net loss of $204,972 for the period, other uses of operating cash flow included: an increase of $11,732 in accounts receivable (due primarily to an increase in the advertising and volume-based rebates from vendors partially offset by a decrease in coupons receivable due to timing of mailing coupons for redemption); a $155,192 increase in inventories (due to seasonal requirements for increased inventory to meet customer demand during the holiday periods in November and December); a $17,520 increase in prepaid expenses (due to an increase in prepaid maintenance charges as we entered the second year of the Company’s maintenance contract for its new registers in some stores); $94,105 reduction of accounts payable, as amounts owed to vendors were down from the total at the end of fiscal 2009; a decrease of $8,119 in accrued sales tax as sales continue to decrease; and a $11,564 decrease in other accrued liabilities (due to a reduction in accrued management bonuses in current quarter as compared to the prior year period, as well as to differences in the timing of payments on certain other liabilities in comparing the two periods presented.  These uses of cash were partially offset by the impact of $62,417 of non-cash depreciation expense, as well as a $110,613 increase in the book overdraft related to carrying the increased inventory during the period (resulting from the timing impact of draws and repayments on our revolving line of credit in conjunction with the associated cash management feature).

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

Cash Flows from Investing Activities

Investing activities used $23,023 of cash flow during the twenty-six weeks ended November 28, 2009.  Such amount included $17,704 of expenditures for equipment purchases during the period, as described above in Note 2 to the Company’s financial statements for the six months ended November 28, 2009.  The balance on Company’s bank certificate of deposit also increased in the amount of $5,319 during the period.

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

Cash Flows from Financing Activities

Financing activities used $52,641 of additional cash flow during the twenty-six weeks ended November 28, 2009.  Principal payments on long-term debt in the amount of $58,307 and the redemption of common stock in the amount of $9,560 were partially offset by the increase in short-term borrowings of $15,226.

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

Overall, the Company’s cash and cash equivalents decreased by $405,838 during the twenty-six weeks ended November 28, 2009, versus a decrease in cash and cash equivalents of $93,991 during the twenty-six weeks ended November 29, 2008.

The ratio of current assets to current liabilities was 1.57 to 1 at the end of the latest quarter, November 28, 2009 compared to 1.75 to 1 on November 29, 2008 and 1.68 to 1 at the end of the fiscal year ended May 30, 2009.  Cash, cash equivalents and the certificate of deposit constituted 25.07% of the total current assets at November 28, 2009, as compared to 27.20% of total current assets at November 29 2008 and 34.39% of total current assets at May 30, 2009.  As previously reported, the Company has increased its reliance on bank financing and working capital management, and has limited additional capital spending where possible, to maintain adequate liquidity to fund operations in connection with the operating losses experienced in five out of the last ten fiscal years.  Our liquidity situation has also benefited from a net reduction of approximately $7,500 in the Company’s monthly debt service requirements over the past four fiscal years, achieved through a combination of the retirement of long term debt and our success in limiting the additional debt incurred to finance our equipment replacements during fiscal 2009 to less than the amount originally anticipated.  As employment and inventory costs increase, management will continue to attempt to compensate for the increases through operational efficiencies (including both efficient working capital management and seeking to reduce other expenses where possible), and through seeking to continue the favorable cash management arrangements with our primary lender.

In general, management also has been working to reduce the Company’s inventory levels when possible as an additional means of providing working capital.  However, inventories at November 28, 2009 increased by $155,192 over the inventory at year-end May 30, 2009, due to normal seasonal requirements for increased inventory to meet customer demand during the holidays, as discussed above.  The overall level of inventory balances in recent periods also has been affected by ongoing increases in the Company’s cost for certain staple grocery items.

Historically, the Company has financed its working capital requirements principally through its cash flow from operations.  Short-term borrowing to finance inventory purchases is currently provided by the Company’s $800,000 line of credit with Gateway Bank & Trust and through borrowings from related parties, as discussed below.  The bank line of credit has a 12 month term which requires that it be renewed in May of each year and contains a borrowing base provision that limits the maximum outstanding indebtedness to forty percent (40%) of the value of the Company’s inventory, as measured on a quarterly basis.  As of November 28, 2009, we had $188,640 available to be borrowed under the line of credit.  The bank line of credit is secured by the Company’s certificate of deposit, as well as by a security interest in substantially all of our accounts receivable, inventory, machines and equipment, furniture and fixtures and by the personal guarantee of Paul R. Cook, the Company’s President and Chief Executive Officer.  While we believe that these sources will continue to provide us with adequate liquidity to supply the Company’s working capital needs, if the Company’s operating losses were to increase relative to depreciation and other non-cash charges, our operating cash flows could be adversely affected.  If this happens, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs.  If we were required to seek such additional financing and were not able to obtain it, or were unable to do so on commercially reasonable terms, we could be required to reduce the Company’s current level of operations in order to lower our working capital requirements to a level that our present financing arrangements would support.

Short-term borrowings as of specific dates are presented below:

	November 28, 2009		May 30, 2009		November 29, 2008
Michael and Diana Richardson	$	------	$	------	$10,051
Matthew Richardson		526		510	496
Line of Credit		611,360		596,150	370,940
TOTAL		$611,886		$596,660	$381,487

During the first six months of fiscal 2009, we increased the Company’s borrowings from related parties by $16 (reflecting additional accrued interest), and also increased the outstanding balance under the line of credit by a net amount of $15,210.  We paid a total of $14,378 and $10,462 in interest on the Company’s outstanding borrowings under its bank line of credit during the first six months of fiscal years 2010 and 2009, respectively.

The Company’s line of credit with Gateway Bank & Trust bears interest at prime, subject to a 6.0% floor.  Notes to  Matthew Richardson are unsecured, payable on demand and bear interest at .25% below the base rate charged by Gateway Bank & Trust on the line of credit.

Long-Term Debt:

At November 28, 2009, long-term debt included a note payable to Gateway Bank & Trust of $93,412 incurred in May 2007 to refinance the addition of the Company’s eighth grocery store. The Company also has six loans (current balance of $287,941) with the proceeds used to purchase registers and related equipment.  In addition, three vehicles have been purchased and financed through Tennessee Valley Federal Credit Union, with balances due at November 28, 2009 of 9,399.  Long-term debt as of specific dates is presented below:

	November 28, 2009	May 30, 2009	November 29, 2008
Six notes payable (three on November 29, 2008), to Gateway Bank & Trust; principal and interest due in monthly installments aggregating $6,685; interest at prime rate plus 0.5%with 6.00% floor, and maturities ranging from August 2013 through March 2014; collateralized by equipment, inventory and personal guarantee of the Company’s CEO	$287,941	$318,672	$161,954

Note payable to Gateway Bank & Trust; principal and interest due in monthly installments of $3,684, through April 2012; interest at prime rate with 6.00% floor; collateralized by equipment, inventory, and personal guarantee of the Company’s CEO	93,412	112,316	130,704

Three vehicle installment loans; principal and interest due in monthly installments aggregating $1,591; maturities ranging from January 2010 through July 2010; collateralized by automobiles	9,399	18,071	27,009
	$390,752	$449,059	$319,667
Less current maturities	113,769	117,774	85,718
	$276,983	$331,285	$233,949

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to November 28, 2009:

Twelve Months Ending November	Amount
2010	$ 113,769
2011	110,807
2012	84,497
2013	68,498
2014	13,181

During the quarter ended November 28, 2009 retained earnings decreased as a result of the Company’s net loss for the quarter.

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

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities.  Management determines its estimates based on historical experience and other factors believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

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

Vendor Allowances:

The Company receives funds for a variety of merchandising activities from vendors whose products the Company buys for resale in its stores.  These incentives and allowances include volume or purchase based incentives, advertising allowances, and promotional discounts.  The purpose of these incentives and allowances is generally to aid in the reduction of the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products.  The allowances generally relate to short-term arrangements with vendors, often relating to a period of one month or less, and are typically negotiated on a purchase-by-purchase basis.  Due to system constraints and the nature of certain allowances, these allowances are applied as a reduction of inventory costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the initial purchase is sold.  Management recognized vendor allowances of $105,612 and $196,485, respectively, as a reduction in inventory costs for the thirteen and twenty-six week periods ended November 28, 2009, and recognized vendor allowances of $115,085 and $205,035, respectively, as a reduction in inventory costs for the thirteen and twenty-six week periods ended November 29, 2008.

Amounts that represent a reimbursement of specific identifiable incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred.  Management recognized approximately $19,320 and $33,970, respectively, in advertising allowances recorded as a reduction of advertising expense for the thirteen and twenty-six week periods ended November 28, 2009, and recognized approximately $14,350 and $30,682, respectively, in advertising allowances recorded as a reduction of advertising expense for the thirteen and twenty-six week periods ended November 29, 2008.

Asset Impairments:

Management accounts for any impairment of its long-lived assets in accordance with ASC Topic 360, “Property, Plant and Equipment.”  Management monitors the carrying value of its long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  As of November 28, 2009 and November 29, 2008, no long-lived assets have been identified by management as impaired.

Off-Balance Sheet Arrangements:

The Company had no significant off-balance sheet arrangements as of November 28, 2009.

Related Party Transactions:

Except as discussed above under “Liquidity and Capital Resources,” there were no material related party transactions during the twenty-six week period ended November 28, 2009.

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

Our management, including our CEO (who also has continued acting, on an interim basis, as our CFO), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the

Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s management, with the participation of its Chief Executive Officer (who also has continued acting, on an interim basis, as its Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of November 28, 2009.  Based on that evaluation, the Company’s Chief Executive Officer (and interim Chief Financial Officer) concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, subsequent to the end of the quarter, the following changes were made in certain roles and responsibilities related to the Company’s internal control over financial reporting, as a result of the management changes triggered by the death of the Company’s former Chairman of the Board and Chief Executive Officer, Michael A. Richardson, on November 20, 2009:

•
At a Board meeting held on December 3, 2009, Paul R. Cook was elected by the Board of Directors to fill the positions of Chairman of the Board, President and Chief Executive Officer of the Company that previously were held by Michael A. Richardson.  Due to the fact that the Company has not identified any successor to Mr. Cook in his role as the Company’s principal financial officer, the Board of Directors also determined that Mr. Cook should retain his prior responsibilities as the Company’s Treasurer and Chief Financial Officer (principal financial officer) on at least an interim basis.

•
The Company previously had implemented procedures pursuant to which the CEO performed a detailed review of all bank statements for unusual items or transactions, prior to their use by the CFO in the preparation of reconciliations.  The CEO was to then document his review and any questions arising from the review, and work with the CFO to oversee the investigation and resolution of any unusual items.  The CEO was then to report to the Audit Committee of the Board of Directors any item not satisfactorily resolved as a result of management’s initial investigation, for further follow-up in accordance with the Audit Committee’s directions.  Since Mr. Cook is now occupying the dual positions of CEO and CFO on at least an interim basis, due to the death of Michael A. Richardson, the responsibilities that previously were assigned to the CEO in implementing this control have now been assigned to the Company’s Secretary and Assistant Treasurer, Reba S. Southern.

AMERICAN CONSUMERS, INC.

PART II                      OTHER INFORMATION

ITEM 1A.                      RISK FACTORS

Information regarding risk factors appears under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A for our Annual Report on Form 10-K for the fiscal year ended May 30, 2009.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, except for the risk factor concerning the loss of key employees, which has been revised to read as follows after the death of our former CEO on November 20, 2009:

The loss of our new Chief Executive Officer, or of any of our other key employees, could have a material adverse effect on our business and, in the case of Mr. Cook, could result in an event of default under the credit arrangements with our senior lender.

We are heavily dependent upon the services of Paul R. Cook, who, following the untimely death of our former Chairman and CEO, Michael A. Richardson, on November 20, 2009, is now serving as our Chairman of the Board, President and Chief Executive Officer, in addition to retaining his prior responsibilities as the Company’s Treasurer and Chief Financial Officer on at least an interim basis.  We also are very dependent on the continued services of certain other key personnel.  If Mr. Cook or any of our other key personnel were to unexpectedly leave the Company, our business, financial condition and results of operations could be materially and adversely affected.  In particular, all of our credit arrangements with our senior lender, Gateway Bank and Trust, contain provisions that would allow the lender to declare the debt to be in default based on the death, incapacity or insolvency of a personal guarantor.  The lender waived all of these provisions in connection with the recent death of Mr. Richardson.  However, Mr. Cook is now the only remaining personal guarantor of the Company’s indebtedness under these arrangements, and there can be no assurance that the lender would provide a similar waiver in the event of the death, incapacity or insolvency of Mr. Cook.  Further, we must continue to attract, retain and motivate a significant number of qualified management and operating personnel, including replacement of senior management upon retirement.  Individuals of this caliber are historically in short supply and this shortage may limit our ability to hire and retain qualified personnel, and thus, may hinder our ability to operative effectively.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Issuer Repurchases:

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

August 30 – Sept. 26, 2009	3,495	$1.00	—	—
September 27, – Oct.31, 2009	4,840	1.00	—	—
November 2, – Nov. 29 2008	----	1.00	—	—
Total	8,335	$1.00	—	—

(1)	Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on October 8, 2009, at which shareholders were asked to vote on the election of directors for the fiscal year ending in 2010.  Proxies were solicited by management in favor of six nominees, with no solicitation in opposition to management’s nominees.  All of such nominees were elected, with the number of votes cast for, against, or withheld as well as the number of broker non-votes as to each nominee having been as follows:

NOMINEE	TOTAL SHARES VOTED	VOTES CAST FOR	VOTES CAST AGAINST	VOTES WITHHELD	BROKER NON-VOTES
Michael A. Richardson	568,087	568,087	0	0	0
Paul R. Cook	568,087	568,087	0	0	0
Virgil E. Bishop	568,087	568,087	0	0	0
Thomas L. Richardson	568,087	568,087	0	0	0
Andrew V. Douglas	568,087	568,087	0	0	0
Danny R. Skates	568,087	568,087	0	0	0

ITEM 6                      EXHIBITS

The Exhibit Index attached to this report is incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CONSUMERS, INC. (Registrant)

Date: January 12, 2010	By:	/s/ Paul R. Cook
Paul R. Cook CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER (Principal Executive Officer) CHIEF FINANCIAL OFFICER AND TREASURER (Principal Financial Officer & Chief Accounting Officer)

AMERICAN CONSUMERS, INC.

EXHIBIT INDEX

The following exhibits are filed with this report, as noted below:

Exhibit No.	Description
11	Statement re: computation of per share earnings.*
31	CEO and CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*
32	CEO and CFO Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).*

* Filed herewith.