Form 10-Q
period 2010-02-27
AMERICAN CONSUMERS INC
filed 2010-04-13
CIK 4811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  YES  ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 8, 2010
COMMON STOCK - $ .10 PAR VALUE	749,922
NON VOTING COMMON STOCK - $ .10 PAR VALUE	----

ITEM 1. FINANCIAL STATEMENTS
FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	February 27 2010	February 28, 2009	February 27, 2010	February 28, 2009

NET SALES	$8,153,886	$8,513,107	$24,936,767	$25,999,284
COST OF GOODS SOLD	6,147,539	6,391,451	18,931,380	19,640,287
Gross Margin	2,006,347	2,121,656	6,005,387	6,358,997

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	2,124,801	2,123,307	6,347,466	6,365,124

Operating Income (Loss)	(118,454)	(1,651)	(342,079)	(6,127)

OTHER INCOME (EXPENSE)
Interest income	1,972	2,610	5,865	7,828
Other income	19,244	21,514	62,395	69,685
Gain ( Loss) on disposition of property and equipment	----	100	----	(2,043)
Interest expense	(15,934)	(15,239)	(44,325)	(34,553)
Income (Loss) Before Income Taxes	(113,172)	7,334	(318,144)	34,790
INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	(113,172)	7,334	(318,144)	34,790

RETAINED EARNINGS:
Beginning	858,930	1,032,286	1,064,534	1,004,859

Redemption of common stock	(133)	(895)	(765)	(924)
Ending	$745,625	$1,038,725	$745,625	$1,038,725

PER SHARE:
Net Income (Loss)	$(0.149)	$0.009	$(0.418)	$0.045
Cash dividends	$—	$—	$—	$—
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	760,452	780,268	761,652	780,751

See Notes to Financial Statements

FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED BALANCE SHEETS
February 27, 2010	May 30, 2009
(Unaudited)

--A S S E T S--
CURRENT ASSETS
Cash and short-term investments	$603,456	$971,416
Certificate of deposit	314,627	307,375
Accounts receivable	123,308	122,646
Inventories	2,323,774	2,283,909
Prepaid expenses	49,925	33,513
Total current assets	3,415,090	3,718,859
PROPERTY AND EQUIPMENT - at cost
Leasehold improvements	314,556	303,766
Furniture, fixtures and equipment	3,113,237	3,112,606
	3,427,793	3,416,372
Less accumulated depreciation	(2,882,050)	(2,804,322)
	545,743	612,050
TOTAL ASSETS	$3,960,833	$4,330,909

--LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
Accounts payable	$739,275	$766,878
Book overdraft	578,968	394,631
Short-term borrowings	511,673	596,660
Current maturities of long-term debt	110,696	117,774
Accrued sales tax	85,538	94,446
Other	232,983	247,845
Total current liabilities	2,259,133	2,218,234
LONG-TERM DEBT	250,027	331,285

STOCKHOLDERS' EQUITY
Nonvoting preferred stock – authorized 5,000,000 shares of no par value; no shares issued	—	—
Nonvoting common stock – authorized 5,000,000 shares-$.10 par value; no shares issued	—	—
Common stock - $.10 par value; authorized 5,000,000 shares; shares issued of 756,003 and 767,576 respectively	75,600	76,758
Additional paid-in capital	630,448	640,098
Retained earnings	745,625	1,064,534
Total Stockholders' Equity	1,451,673	1,781,390
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,960,833	$4,330,909

See Notes to Financial Statements

FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THIRTY-NINE WEEKS ENDED

	February 27, 2010	February 28, 2009,

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(318,144)	$34,790
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	94,651	93,705
Loss on disposition of property and equipment	---	2,043
Change in operating assets and liabilities:
Accounts receivable	(662)	(6,736)
Inventories	(39,865)	(25,246)
Prepaid expenses	(16,412)	(28,083)
Accounts payable	(27,603)	(84,190)
Book overdraft	184,337	(186,557)
Accrued sales tax	(8,908)	(52,615)
Other accrued liabilities	(14,862)	(19,738)

Net cash used in operating activities	(147,468)	(272,627)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in certificate of deposit	(7,252)	6,961
Purchase of property and equipment	(28,344)	(239,667)
Net cash used in investing activities	(35,596)	(232,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(84,987)	293,231
Proceeds from long-term borrowings	—	228,470
Principal payments on long-term debt	(88,336)	(53,386)
Redemption of common stock	(11,573)	(13,982)
Net cash provided by (used in) financing activities	(184,896)	454,333

Net decrease in cash	(367,960)	(51,000)
Cash and cash equivalents at beginning of period	971,416	741,440
Cash and cash equivalents at end of period	$603,456	$690,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the nine months for: Interest	$44,325	$34,553

See Notes to Financial Statements

AMERICAN CONSUMERS, INC.
NOTES TO FINANCIAL STATEMENTS

(1)	Basis of Presentation.

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

Ordinary course capital expenditures for replacements of store equipment during the remainder of fiscal 2010, including anticipated replacements of meat scales and printers at certain of our stores, are estimated to be $50,000 or less and are expected to be funded from operating cash flows.  As of February 27, 2010, capital expenditures for the fiscal year to date totaled $28,344, consisting of $2,390 for roof repairs and $8,400 in improvements to the office in one of our retail stores, the addition of four computers in the Company’s executive offices in the amount of $3,347, a new display case and door mat for one store totaling $1,680, two cash counting machines totaling $4,326, the replacement of a freezer door for $683, and three phone systems totaling $7,518.  While management is attempting to postpone future store improvements (which would include, among other things, replacement of certain older refrigeration equipment with more modern, attractive and energy-efficient cases), such improvements may be necessary prior to the end of fiscal 2010.  We cannot reliably estimate the cost of any such improvements at the present time, but we will attempt to manage the costs and the timing of such improvements in a manner which both contains the Company’s overall costs and allows us to finance these costs on the most favorable terms that we are able to obtain.  Management has determined that additional vehicle replacements likely can be postponed beyond fiscal 2010, although up to three vehicles may have to be replaced during fiscal 2011 at a cost of approximately $25,000 each.  We also may have to replace the Company’s maintenance vehicle during fiscal 2011 at an estimated cost of $30,000 to $35,000.  We expect to fund these vehicle replacements through either bank or manufacturer financing, whichever will provide the Company with the most favorable terms.

The Company has a 401(k) plan that is administered by Capital Bank and Trust Company.  Participation in the plan is available to all full time employees after one year of service and age 19.  The Company’s annual contributions to the plan are discretionary.  The Company’s contribution to the plan was $7,500 in each of fiscal years 2009 and 2010.

(3)	The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”).

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff.  All guidance contained in the Codification carries an equal level of authority.  The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP in approximately 90 accounting topics.

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

Fair Value Measurements:

ASC Topic 820, “Fair Value Measurements and Disclosures”, (ASC Topic 820) defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies only to the fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date.  The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

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

The Company has no assets or liabilities whose fair values are measured using levels 1, 2, or 3 inputs.

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

Cost of goods sold is comprised of the cost of purchasing the Company’s products (such as groceries and other vendor-supplied products) sold during the period.  Cost of goods sold is equal to the beginning inventory, plus the cost of goods purchased during the period, less the amount comprising ending inventory.  The cost of goods sold shown on the Company’s Statement of Operations and Retained Earnings is presented net of rebates from suppliers.  These rebates represent cash consideration received from suppliers based primarily on the Company’s volume of purchases from such suppliers.  These rebates do not include reimbursement of costs incurred to sell the supplier’s products.  In accordance with ASC Topic 605, “Customer Payments and Incentives,” the Company applies rebates from suppliers (excluding rebates for advertising costs) as a reduction in cost of goods sold.

(6)	Subsequent Events.

Management has performed an evaluation of subsequent events through April 8, 2010, the date these financial statements were issued.  Material events or transactions occurring after February 27, 2010, but prior to the issuance of these financial statements, that provided additional evidence about conditions that existed at February 27, 2010, have been recognized in the financial statements for the period ended February 27, 2010.  Events or transactions that provided evidence about conditions that did not exist at February 27, 2010, but arose before the financial statements were issued have not been recognized in the financial statements for the period ended February 27, 2010.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Sales	$8,153,886	$8,513,107	$24,936,767	$25,999,284
% Sales Increase (Decrease)	(4.22)%	(1.41)%	(4.09)%	0.53%
Gross Margin %	24.61%	24.92%	24.08%	24.46%
Operating, General and Administrative Expenses:
Amount	$2,124,801	$2,123,307	$6,347,466	$6,365,124
% of Sales	26.06%	24.94%	25.45%	24.48%
Net Income (Loss)	$(113,172)	$7,334	$(318,144)	$34,790

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

The Company operated at a loss of $113,172 for the quarter and $318,144 for the nine months ended February 27, 2010, with $96,390 of the loss for the nine-month period being attributable to the previously reported flood loss at one of our stores in September 2009.  Overall, sales decreased by $359,221 (or 4.22%) for the quarter and $1,062,517 (or 4.09%) for the nine month period ended February 27, 2010, as compared to the same periods of the prior fiscal year.  These decreases, which continue a trend that began in the first quarter of fiscal 2010 with a 1.61% decrease compared to the prior year period, were due in part to lower prices (both wholesale and retail) on milk and other dairy products during the current periods as compared to the prior year periods, as well as to the additional factors discussed below under “Sales” for both the three and nine month periods.  In addition to the sales decrease, our gross margin percentage decreased by 0.31% for the third quarter and 0.36% for the first nine months of fiscal 2010 compared to the same periods of fiscal 2009, negatively impacting net income by approximately $25,277 and $89,772 for the three and nine month periods, respectively, due primarily to certain pricing changes made in an effort to stimulate sales during the quarter.  Operating, general and administrative expenses increased by only $1,494 (or 0.07%) during the third quarter as compared to last year, and actually decreased by $17,658 (or 0.28%) for the first nine months of fiscal 2010 compared to 2009, but increased as a percentage of sales by 1.12% for the quarter and 0.97% for the nine month period due to the decreased sales levels.  The changes in operating, general and administrative expenses are discussed in more detail below under “Operating, General and Administrative Expenses” for both periods presented.  Both interest income and other income decreased slightly for the third quarter and first nine months of fiscal 2010 as compared to fiscal 2009, due, respectively, to lower prevailing interest rates on the Company’s bank deposits and to variations in the level of certain activities, as discussed below under “Interest and Other Income” for each period presented.  Interest expense increased for both the three and nine month periods, due largely to additional debt incurred since the first quarter of fiscal 2009 to finance the replacement cycle for the Company’s electronic cash registers and scanning equipment that was completed during fiscal 2009.

After operating at a loss of $2,659 for the first quarter of fiscal 2009, the Company operated at a net income of $30,115 for the second quarter and net income of $7,334 for the third quarter, allowing us to report a net income of $34,790 for the first nine months of fiscal 2009.  We experienced a slight sales decrease ($121,462, or 1.41%) during the third quarter of fiscal 2009 as compared to the same quarter of fiscal 2008, when we experienced a $188,499 (or 2.23%) increase in sales as compared to the third quarter of fiscal 2007.  Sales for the first three quarters of fiscal 2009 have remained essentially flat (increasing only 0.53%) as compared to the same period in fiscal 2008, when sales grew by 2.51% as compared to the first three quarters of fiscal 2007.  The failure to match fiscal 2008’s rates of growth in sales was partially offset, however, by decreases in the Company’s cost of sales of $174,974 (or 2.66%) for the third quarter and $137,283 (or 0.69%) for the first nine months of fiscal 2009, which lead to significant increases in the gross margin for both the quarter (to 24.92% from 23.95%) and nine month (to 24.46% from 23.53%) periods of such year.  Unfortunately, the improved gross margin for both periods was more than offset by increases in operating, general and administrative expenses ($63,838, or 1.09% as a percentage of sales for the quarter, and $300,976, or 1.03% as a percentage of sales for the nine month period), resulting in small operating losses for both the third quarter ($1,651) and first nine months ($6,127) of fiscal 2009.  The increase in expenses was due primarily to increases in payroll costs, increases in group insurance premiums, utility costs and professional services.  However, the net positive impact of other income and expense items allowed us to remain profitable for both the third quarter and first nine months of fiscal 2009.  Interest expense was down somewhat for both the third quarter and year-to-date periods of fiscal 2009, reflecting the continued favorable impact of a cash management system implemented during fiscal 2008.  However, the decreases in interest expense for both the quarter ($2,087) and year-to-date ($17,841) periods of fiscal 2009, as compared to the same periods of fiscal 2008, were not as dramatic as those reported last quarter, as the impact of decreased interest on the line of credit was offset by increased interest expense on the additional borrowings associated with the purchases of new cash registers and scanning equipment.  Partially offsetting the decreases in interest expense were simultaneous decreases for the third quarter and first nine months of fiscal 2009 in interest income ($1,382 and $3,968, respectively, due principally to lower prevailing interest rates on our bank deposits) and other income ($6,432 and $25,782, respectively, due principally to variations in the level of certain activities)  Cumulatively, these changes resulted in decreases in net income of $15,953 (or 68.51%) for the third quarter and $41,019 (or 54.11%) for the first nine months of fiscal 2009 as compared to the same periods of fiscal 2008.

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

Management has been working to contain operating, general and administrative expenses as much as possible.  Excluding the $96,390 flood loss incurred during the second quarter, these expenses would have decreased by $114,048 (or 1.79%) for the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.  Management continues to monitor these expenses and continues to evaluate the performance of each of our grocery store locations to determine their long-term value to the Company.  Cost increases, combined with the relatively fixed nature of certain of our expenses, mean that whenever sales decrease, due to the effects of ongoing competition or otherwise, prior improvements experienced in these expenses as a percentage of sales will be eroded.  As demonstrated by the results for the current quarter and first nine months of fiscal 2010, this directly and adversely affects the Company’s operating profits.  A more detailed discussion of these expenses and related changes is set forth below under the caption “Operating, General and Administrative Expenses” for each of the periods presented.

Three Months Ended February 27, 2010 Compared to Three Months Ended February 28, 2009

Sales:

Sales decreased $359,221 during the quarter ended February 27, 2010 compared to the quarter ended February 28, 2009.  One of the Company’s stores actually experienced an increase in sales of 0.31%, while the other seven stores experienced sales decreases ranging from 1.91% to 15.08%.  As noted above, while overhead remained essentially flat for the quarter, decreases in sales magnify the impact of our operating, general and administrative expenses on the Company’s profitability, resulting in the net loss experienced for the quarter.  A reduction in the retail sales prices of dairy items as compared to the prior year period was one factor contributing to the overall sales decrease.  The current quarter also continued the recent trend of customers purchasing more private label merchandise, which normally retails at lower prices than national brands, magnifying the impact on our selling prices of a sharply more competitive environment that is now widespread.  The Company is also experiencing increased competition from specials promoted by restaurants and fast food businesses, which are reducing their retail prices in an effort to increase their share of consumers’ food purchases in response to the trend observed in recent periods of customers preparing meals at home to reduce spending.  Management also believes that the economy itself is affecting retail grocery sales, as individuals are forced to reduce spending in an effort to provide other essentials to their families.

Sales decreased $121,462 or 1.41% for the three months ended February 28, 2009 compared to the same quarter of the previous year.  Four of our stores experienced sales decreases (ranging from 3.32% to 7.20%) as compared to the same quarter of fiscal 2008, while the other four stores experienced less significant sales increases (ranging from 0.12% to 3.28%).  While two of our grocery store locations continued to be affected by the opening of a locally owned supermarket located between the two locations, one of these locations experienced a sales decrease for the third quarter as compared to the same period of the prior year, while the other location experienced an increase, which management attributes to the relative difference in driving distances from the competitor to one of our stores versus the other.  Of the other three stores that experienced sales decreases, one was affected by another local operator having opened a supermarket within driving distance of that location and another has been affected by the opening of a regional chain in its trade area early in 2008, while the third continued to be adversely impacted by another tenant having moved out of the shopping center where it is located during fiscal 2006 and been replaced by a tenant which does not generate as much traffic, and by generally unfavorable traffic pattern conditions at that location.  The overall sales increases experienced over four of the past five fiscal years, as shown in the Company’s 2009 Annual Report to Stockholders, make it more difficult for the Company to continue to show same-store sales increases in consecutive periods without making pricing adjustments that would have more adverse impacts on profitability.  Pricing adjustments made to stimulate sales contributed to some erosion of the gross margin during fiscal years 2007 and 2008, so maintaining profitable sales increases over time may not be achievable.

We will continue to attempt to maintain overall sales levels through active management of the Company’s advertising programs, product selection and overall mix of retail prices throughout the year.  We believe that offering a broader selection of generic and private label merchandise than some of our competitors may have helped bolster sales in recent periods, prior to the declines experienced for the first nine months of fiscal 2010, as customers seek out more of these goods to economize on their grocery spending.  It is hoped that these trends in consumer preferences will continue and, together with the availability of our check cashing program for customers, will assist us in bolstering sales and thereby offsetting some of the Company’s own increased costs.  Of course, as also demonstrated by the current period’s results, pricing adjustments made to stimulate sales can contribute to erosion of the gross margin, as also occurred during fiscal years 2007 and 2008, so maintaining profitable increases in sales over time may not be achievable.

Gross Margin:

The gross margin of 24.61% we achieved for the third quarter of fiscal 2010 represented increases over the gross margins achieved for both the first and second quarters of the fiscal year

(23.51% and 24.17%, respectively), although it did not reach the 24.92% level achieved for the quarter ended February 28, 2009.  Management will continue its efforts to keep the gross margin in line through strategic pricing adjustments, while competing with larger chains with more resources available to them to reduce the impact of lower gross margins.  If we are forced to reduce the gross margin in order to remain competitive, as occurred during the first nine months of fiscal 2010, then, in the absence of offsetting reductions in expenses, the Company’s net income will be negatively impacted.

A 0.97% increase in the Company’s gross margin, from 23.95% for the quarter ended March 1, 2008 to 24.92% for the quarter ended February 28, 2009, helped the Company to realize only a small operating loss for the third quarter of fiscal 2009 despite increases in operating, general and administrative expenses, thereby contributing to the net income of $7,334 reported for the quarter.  Management worked throughout the period to make adjustments to retail prices of merchandise to recover increases in our wholesale costs, to the extent permitted by competition, in order to keep the gross margin at a rate favorable to the Company in its efforts to generate net income.

Operating, General and Administrative Expenses:

The Company’s operating, general and administrative expenses are comprised mainly of personnel salary and related payroll costs, utilities and telephone expenses, rental payments for leased locations, insurance expense, advertising and promotion expense, general and office supplies expense, repairs and maintenance, depreciation expense, bank service charges and credit card fees, bad checks expense, professional fees, vehicle and other minor miscellaneous expenses.  In accordance with ASC Topic 605, advertising rebates received from suppliers are deducted from advertising expense within this category.

The table presented on the following page details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the quarters ended February 27, 2010 and February 28, 2009:

Expense Item	Third Quarter 2010 Amount	% of Third Qtr. 2010Total	Third Quarter 2009 Amount	% of Third Qtr. 2009 Total
Payroll	$1,078,778	50.8	$1,058,527	49.8
Utilities & telephone expense	214,974	10.1	236,780	11.1
Rent	167,670	7.9	168,964	8.0
Insurance	162,655	7.7	148,014	7.0
Advertising & promotion	120,285	5.7	132,461	6.2
General & office supplies	86,107	4.1	96,987	4.6
Repairs & maintenance	85,491	4.0	80,963	3.8
Depreciation	32,234	1.5	33,296	1.6
Bank service charges and credit card fees	32,004	1.5	32,998	1.6
Bad checks	23,496	1.0	28,952	1.4
Professional fees	59,329	2.8	48,403	2.3
All other miscellaneous	61,778	2.9	56,962	2.6
TOTAL	$2,124,80	100.0	$2,123,307	100.0

Overall, operating, general and administrative expenses increased by $1,494 (or 0.07%) for the third quarter of fiscal 2010 as compared to the comparable period of fiscal 2009.  Payroll expenses increased by $20,251 (or 1.91%) versus last year, due to the federally mandated increase in the minimum wage that took effect on July 24, 2009.  This increase was partially offset by a decrease in store-level bonuses for the current quarter in the amount of $7,443, due to a reduction in net income.  Insurance expense increased by $14,641 (or 9.89%) due to an increase in group insurance premiums in January 2010, and due to a credit based on an audit of the Company’s workers compensation and liability insurance realized during the comparable period of fiscal 2009 that was not included in the 2010 results.  Repairs and maintenance expenses increased by $4,528 (or 5.59%), due to an increase in repairs to equipment during the current quarter as compared to the prior year period.  Repairs and maintenance expense has trended downward in recent periods, but as reflected in the current period, this trend is not likely to continue, as our equipment continues to age and require more upkeep.  Professional fees increased by $10,926 (or 22.57%) as compared to the same quarter last year, reflecting increased utilization related to transitional issues surrounding the death of the Company’s former Chairman and Chief Executive Officer during the third quarter of fiscal 2010, as well as the ongoing costs of compliance with the Sarbanes-Oxley Act.  We are also incurring additional expense for the use of an outside agent to collect bad checks, which resulted in an offsetting decrease in bad checks expense as noted below.  Other expenses increased by $4,816 (or 8.45%), due to increases in other miscellaneous expenses during the quarter.  These increases were largely offset by decreases in certain operating, general and administrative expenses, including a decrease of $21,806 (or 9.21%) in utilities and telephone expense, as our energy costs continued to decline.  The decrease in rent of $1,294 (or 0.77%) was due to decreased sales, resulting in lower percentage rents based on sales levels.  General and office supplies also decreased by $10,880 (or 11.22%) due to decreases in sales, which resulted in reduced usage of bags and other operating supplies tied to sales levels.  Advertising & promotion decreased by $12,176 (or 9.19%), due to lower retail prices for merchandise given away by the Company in its ongoing “free milk card” sales promotion, as well as to certain other changes in advertising.  Depreciation expense decreased by $1,062 (or 3.19%), primarily attributable to the aging of most of our equipment apart from the cash registers and scanning equipment that were replaced last year.  Bad checks expense decreased by $5,456 (or 18.84%), reflecting the continuing favorable impact of having switched all of our stores to a new provider for bad check collection and control services during fiscal 2009.  Bank service charges and credit card fees decreased by $994 (or 3.01%), as costs continued to decline due to the new service provider used by the Company for processing credit and debit card transactions.  Management is continually working to reduce or limit increases in these costs to the extent possible, subject to sales levels, the economy, the continued aging of the Company’s equipment, government regulation, costs passed on to the Company by its suppliers of goods and services and many other factors.

Operating, general and administrative expenses increased by $63,838 (or 3.10%) for the third quarter of fiscal 2009 as compared to the same period of fiscal 2008.  Payroll costs  increased by $43,562 versus the prior year, due to the federally mandated increase in the minimum wage that took effect on July, 24, 2008, which was partially offset by a decrease in store-level bonuses in the amount of $2,078 due to reduction in net income.  Utilities and telephone expense increased $31,345 (or 15.26%) due to increases in energy costs.  Rent increased by $2,954 (or 1.78%), due primarily to increases in rent under intervening lease renewals.  General and office supplies increased by $3,414 (or 3.65%) due to increases in the cost of supplies and office supply items purchased to make changes in the Company’s office due to personnel changes.  Depreciation expense increased by $1,839 (or 3.19%), primarily attributable to the net effect of the new register systems added since the third quarter of fiscal 2008.  Bad checks increased $489 (or

1.72%), due primarily to problems at one store involving a change in management personnel during the third quarter of fiscal 2009 which impacted the administration of the Company’s check cashing guidelines.  Professional fees increased $18,706 (or 62.99%) as compared to the same quarter of the prior year, as costs to comply with the Sarbanes-Oxley Act continued to rise, including increases in utilization of legal and other professional services related to compliance with the internal controls provisions of Section 404 of such Act.  All other expenses decreased $7,522 (or 11.66%), due to decreases in other miscellaneous expenses during the quarter.  Insurance decreased by $3,208 (or 2.12%) despite an increase in group insurance premiums in January 2009, due to a credit based audit of the Company’s workers compensation and liability insurance.  Advertising and promotion remained relatively consistent, decreasing by $3,725 (or 2.74%).  Repairs and maintenance expenses were down by $19,976 (or 19.79%), due to a reduction in repairs to equipment.  Bank service charges and credit card fees decreased $4,040 (or 10.91%), reflecting the change to a new provider to handle the Company’s credit and debit card processing services in conjunction with the replacement of our registers.

Interest and Other Income:

Other income (not including interest income) decreased from $21,514 for the quarter ended February 28, 2009 to $19,244 for the quarter ended February 27, 2010, due to a decrease in returned check fees charged to customers writing bad checks (which reflected a lower volume of this activity during the current quarter as compared to the prior year period), as well as slight decreases related to decreased activity levels in each of the other categories detailed below.  The components of other income for the quarters ended February 27, 2010 and February 28, 2009 were as follows:

	THIRTEEN WEEKS ENDED
Description	February 27, 2010	February 28, 2009
Check cashing fees	$12,986	$13,728
Funds received for handling money orders	1,268	1,398
Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	3,548	3,708
Returned check fees	540	1,703
Revenue related to Fed-Ex shipments/other	902	977
TOTAL	$19,244	$21,514

Interest income decreased by $638 for the quarter, due to re-pricing of the Company’s certificate of deposit at the last renewal date.

Nine Months Ended February 27, 2010 Compared to Nine Months Ended February 28, 2009

Sales:

Sales for the nine months ended February 27, 2010 decreased by $1,062,517 (or 4.09%) compared to the first nine months of fiscal 2009, as the 4.22% decrease in sales experienced during the third quarter added to the sales decreases experienced during the first and second quarters.  Sales decreased at seven of the Company’s eight stores for the nine months ended February 27, 2010 (with decreases ranging from 0.72% to 12.45%).  The other store experienced a sales increase of 0.17%.  Factors believed by management to have influenced these changes included those discussed above in relation to the third quarter numbers, as well as the effects of the unscheduled closing of one location during September 2009 due to a flood.  While it is difficult to consistently increase sales due to the effects of competition, management is continuing to adjust the Company’s retail pricing structure, in response to competitive conditions, in an effort to improve sales levels and maintain a loyal customer base.

Sales for the nine months ended February 28, 2009 were relatively flat compared to the same period of fiscal 2008, increasing by $136,626 (or 0.53%) as the 1.41% decrease in sales experienced during the third quarter of fiscal 2009 largely offset the modest sales increases experienced during the first and second quarters.  Sales grew at four of the Company’s eight stores for the thirty-nine weeks ended February 28, 2009 (with increases ranging from 1.31% to 5.22%). The other four stores experienced sales decreases ranging from 1.97% to 6.76%.

Gross Margin:

The Company’s gross margin percentage for the nine months ended February 27, 2010 decreased by 0.38% as compared to the nine months ended February 28, 2009, from 24.46% to 24.08%.  Gross margin decreased by $353,610 in absolute dollars, as compared to the prior year period.  The gross margin percentage achieved for all of fiscal 2009 was 24.55%, with the gross margin for the fourth quarter of fiscal 2009 being 24.83%.  The gross margin achieved in the four individual quarters making up fiscal 2009 ranged from 23.75% to 24.92%, while the gross margins achieved for the first three quarters of fiscal 2010 has been 23.51%, 24.17% and 24.61%, respectively.  While we have succeeded in maintaining a trend of improvements in the gross margin for the fiscal year to date, these improvements are dependent on our ability to keep pace with increases in wholesale prices and our ability to pass those increases on to the customer based on competition.  Management is constantly working to strategically adjust the retail prices of our merchandise to recover increases in our wholesale costs, to the extent permitted by competition.

The Company’s gross margin percentage for the nine month period ended February 28, 2009 increased by 0.93% as compared to the nine months ended March 1, 2008, from 23.53% to 24.46%.  This added $273,909 of gross margin for the first nine months of fiscal 2009 as compared to the same period of fiscal 2008, on a sales increase of only $136,626.  The gross margin percentage achieved for all of fiscal 2008 was 23.85%, with the gross margin for the fourth quarter of fiscal 2008 being 24.83%.  The gross margin achieved in the four individual quarters making up fiscal 2008 ranged from 23.25% to 24.83%, while the gross margins achieved for the first three quarters of fiscal 2009 were 23.75%, 24.72% and 24.92%, respectively.

Operating, General and Administrative Expenses:

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the nine months ended February 27, 2010 and February 28, 2009:

Expense Item	Nine Month 2010 Amount	% of 2010 Nine Month Total	Nine Month 2009 Amount	% of 2009 Nine Month Total
Payroll	$3,209,130	50.6	$3,172,480	49.7
Utilities & telephone expense	617,035	9.7	646,978	10.2
Rent	503,717	7.9	501,472	7.9
Insurance	462,973	7.3	445,351	7.0
Advertising & promotion	369,793	5.8	388,571	6.1
General & office supplies	271,604	4.3	302,186	4.8
Repairs & maintenance	222,710	3.5	241,283	3.8
Depreciation	94,651	1.5	93,705	1.5
Bank service charges and credit card fees	96,070	1.5	105,105	1.6
Bad checks	46,301	0.7	99,626	1.6
Professional fees	175,333	2.8	171,862	2.7
Flood loss	96,390	1.5	—	—
All other miscellaneous	181,759	2.9	196,505	3.1
TOTAL	$6,347,466	100.0	$6,365,124	100.0

In spite of the $96,390 flood loss experienced in the second quarter, the Company’s operating, general and administrative expenses decreased by $17,658 (or 0.28%) for the first nine months of fiscal 2010 as compared to the same period last year, reflecting management’s ongoing efforts to control costs.  Without the flood loss, the decrease would have been $114,048 (or 1.79%).  Payroll costs increased by $36,650 (or 1.16%).  As discussed above, this increase was due to an increase in the minimum wage effective on July 24, 2009.  Officers’ and supervisors’ accrued bonuses actually decreased by $8,072 for the nine month period, due to the losses incurred for the period.  Rent expense only increased by $2,245 (or 0.45%) over the same period of last year, due to increased rent at one location when the lease agreement was renewed being partially offset by the decreases in percentage rents related to sales levels, as discussed above.  Insurance increased by $17,622 (or 3.96%) due to increased premiums under the Company’s health insurance package maintained for employees, partially offset by a decrease in the premiums for the Company’s workmen’s compensation package and commercial liability coverage.  Professional fees increased by $3,471 (or 2.02%) as compared to the same quarter last year, due mainly to ongoing increases in costs to comply with the Sarbanes-Oxley Act and subsequent regulatory developments.  The Company also incurred approximately $24,000 in professional fees paid to its new check collection agency, offset as noted above by the related decrease in bad checks expense.  Depreciation remained relatively consistent, only increasing by $946 (or 1.01%) for the first nine months of fiscal 2010 as compared to the prior year period.  These increases were offset by decreases in certain operating, general and administrative expenses, including a decrease of $29,943 (or 4.63%) as compared to the prior year period in utilities and telephone expense, as our energy costs continued to decline.  Advertising and promotion expense decreased by $18,778 (or 4.83%) as management continually works to control these costs by reducing the amount of certain of these activities during the year, and also due to retail price reductions on milk products utilized in an ongoing sales promotion, as discussed above.  Repairs and maintenance decreased by $18,573 (or 7.70%) due to a reduction in repairs to equipment during the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.  These repairs are expensed as incurred and may not continue to decrease during the remainder of the year.  General and office supplies decreased by $30,582 (or 10.12%), due to reduced sales decreasing the Company’s use of certain supplies as discussed above.  Bank service charges and credit card fees decreased by $9,035 (or 8.60%), due to a more favorable fee structure with the new processor of card transactions that we switched in connection with the recent replacement of the Company’s cash registers.  Bad check expense decreased by $53,325 (or 53.53%), reflecting the benefits of switching to a new provider for handling bad checks as discussed above, as well as ongoing efforts to improve store procedures.  All other expense decreased by $14,746 (or 7.50%), due to decreases in other miscellaneous expenses during the nine month period.

Operating, general and administrative expenses increased by $300,976 (or 4.96%) for the first nine months of fiscal 2009 as compared to the same period of fiscal 2008.  Payroll costs increased by $172,152 (or 5.74%).  This increase was due to an increase in the minimum wage effective on July 24, 2008 and to the hiring of additional personnel during the first nine months of fiscal 2009.  Officer’s and supervisor’s accrued bonuses actually decreased by $9,710 for the nine month period because of the reduction in net income for the nine months ended February 28, 2009 in the amount of $41,019 as compared to the prior year period.  Utilities and telephone expenses increased by $80,214 (or 14.15%), as energy costs continue to rise.  Rent expense only increased by $5,957 (or 1.20%) over the same period of fiscal 2008, due to increased rent at one location when the lease agreement was renewed.  Insurance increased by $25,659 (or 6.11%) due to increased premiums under the Company’s health insurance package maintained for employees, partially offset by a decrease in the premiums for the Company’s workmen’s compensation package and commercial liability coverage.  Advertising and promotion expense also remained fairly consistent, increasing by only $1,449 (or 0.37%) as management continually works to control these costs by reducing the amount of certain of these activities during the year.  General and office supplies increased by $8,420 (or 2.87%), reflecting increases in costs of paper, operating supplies and other store and office supplies.  Professional fees increased by $54,500 (or 46.44%) as compared to the same period of fiscal 2008, as costs to comply with the Sarbanes-Oxley Act continued to rise, including significant increases in utilization of legal services and other outside consulting fees related to compliance with the internal controls provisions of Section 404 of such Act.  The Company also incurred approximately $15,000 in professional fees paid to a new check collection agency in an effort to reduce bad checks expense.  All other expense increased by $14,091 (or 7.72%), due to increases in other miscellaneous expenses during the quarter.

Repairs and maintenance decreased by $37,125 (or 13.33%) due to the reduction in repairs to equipment during the first nine months of fiscal 2009 as compared to the same period of fiscal 2008.  Depreciation remained consistent, decreasing by $43 (or 0.05%).  Bank service charges and credit card fees decreased by $7,400 (or 6.58%), due to a more favorable fee structure with a new processing firm.  Bad check expense decreased by $16,898 (or 14.50%), reflecting the Company’s switch to a new provider for bad check collection services, as well as improvements in check cashing procedures implemented during the period.

Interest and Other Income:

Other income (not including interest income) decreased from $69,685 for the nine months ended February 28, 2009 to $62,395 for the nine months ended February 27, 2010, due primarily to activity-driven decreases in check cashing fees, vendor compensation for collecting sales taxes, revenue from returned check fees and revenue related to Fed-Ex shipments and other miscellaneous customer services (including coupon handling commissions and vending machine revenues) during the nine-month period, partially offset by an activity-driven increase in revenue from handling money orders.  The components of other income for the thirty-nine weeks ended February 27, 2010 and February 28, 2009 were as follows:

	THIRTY-NINE WEEKS ENDED
Description	February 27, 2010	February 28, 2009
Check cashing fees	$41,920	$48,418
Funds received for handling money orders	3,857	2,508
Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	10,664	11,311
Returned check fees	4,355	4,412
Revenue related to Fed-Ex shipments/other	1,599	3,036
TOTAL	$62,395	$69,685

Interest income decreased by $1,963 due to re-pricing of the Company’s certificate of deposit at last renewal.

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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the nine months ended February 27, 2010 or February 28, 2009, as a result of a continued net operating loss carry-forward and the related full valuation of the Company’s net deferred tax assets.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Changes in the Company’s liquidity and capital resources during the periods presented resulted primarily from the following:

Cash Flows from Operating Activities

During the thirty-nine weeks ended February 27, 2010 the Company used a net amount of $147,468 in cash flows in its operating activities.  Sources of operating cash flow included the impact of non-cash depreciation charges in the amount of $94,651 and an increase in the book overdraft in the amount of $184,337 (resulting from the timing impacts of draws and repayments under our revolving line of credit in conjunction with the related cash management program with the bank that provides the line of credit).  These sources of operating cash flows were more than offset by uses of funds that included the net loss of $318,144 for the first nine months of fiscal 2010, a $27,603 decrease in accounts payable (due to the seasonal pay-down of trade accounts generated by the holiday build-up of inventory), a reduction of $8,908 in sales tax payable (due mainly to timing of payments), an increase in inventories of $39,865 (due to a decrease in the Company’s inventory turnover rate during the period, primarily occurring in the third fiscal quarter, without a corresponding decrease in purchases due to purchases made to take advantage of certain promotions by our wholesale supplier during the quarter), an increase in prepaid expenses of $16,412 (due mainly to timing differences involving payments of commercial liability and workers’ compensation insurance premiums), an increase in accounts receivable of $662 (due to an increase in advertising and volume-based rebates due from vendors, partially offset by a decrease in coupons receivable due to timing of mailing coupons for redemption), and a net decrease of $14,862 in other accrued liabilities (due mainly to a $8,072 reduction in accrued bonus compensation due to the Company’s net loss for the fiscal year to date).

During the thirty-nine weeks ended February 28, 2009 the Company used a net amount of $272,627 in cash flows in its operating activities.  In addition to the Company’s net income of $34,790 for the period, other sources of operating cash flow included the impact of non-cash depreciation charges in the amount of $93,705 and a non-cash loss on disposition of property and equipment of $2,043 related to older equipment discarded or sold, primarily in connection with the upgrade of the Company’s cash register and scanning systems.  These sources of operating cash flows were more than offset by uses of funds that included a decrease in the book overdraft in the amount of $186,557, a $84,190 decrease in accounts payable (due to the seasonal pay-down of trade accounts generated by the holiday build-up of inventory), a reduction of $52,615 in sales tax payable (due mainly to timing of payments), an increase in inventories of $25,246 (due to increases in wholesale inventory costs), an increase in prepaid expenses of $28,083 (due mainly to timing differences involving payments of commercial liability and workers’ compensation insurance premiums, but also due in part to deposits on new register purchases), an increase in accounts receivable of $6,736 (due to an increase in advertising and volume-based rebates from vendors and a decrease in coupons receivable due to timing of mailing coupons for redemption), and a net decrease of $19,738 in other accrued liabilities (due mainly to a $26,576 reduction in accrued bonus compensation due to the Company’s lower net income for the fiscal year to date).

Cash Flows from Investing Activities

Investing activities used $35,596 of cash flow during the nine months ended February 27, 2010.  Such amount included $28,344 of expenditures for equipment purchases during the period, as described above in the Note 2 to the Company’s financial statements for the nine months ended February 27, 2010.  The balance on Company’s bank certificate of deposit also increased in the amount of $7,252 during the period.

During the nine months ended February 28, 2009, net cash used in investing activities of $232,706 consisted of $239,667 of expenditures for the equipment purchases ($223,926 for the upgraded cash register and scanning equipment systems for five stores plus approximately $15,841 for the purchase of three scales for produce and meat departments and a fax machine, server and monitor purchased for the corporate office, less $100 of proceeds from disposal of the old equipment), partially offset by a decrease in the Company’s certificate of deposit in the amount of $6,961.

Cash Flows from Financing Activities

Financing activities used $184,896 of additional cash flow during the nine months ended February 27, 2010, including principal payments on long-term debt in the amount of $88,336 and redemption of common stock in the amount of $11,573, as well as a net decrease in short-term borrowings of $84,987, reflecting activity under our operating line of credit as well as the reduction in accounts payable discussed above under operating cash flows.  Outstanding borrowings under our line of credit typically fluctuate throughout each quarter, as amounts are continuously drawn and repaid, based on the timing of expenditures and revenues, under the terms of the cash management facility with our lender.

Net cash provided by financing activities for the nine months ended February 28, 2009 amounted to $454,333.  We incurred $228,470 of additional long-term debt in connection with the ongoing cash register and scanning equipment purchases, partially offset by principal payments on long-term debt in the amount of $53,386.  We also had a net increase in borrowings under the Company’s line of credit of $293,231, which related primarily to the reductions in book overdraft and accounts payable as noted above under the discussion of operating cash flows for the first nine months of fiscal 2009.  We also redeemed common stock in the amount of $13,982 during the first nine months of fiscal 2009.

Overall, the Company’s cash and cash equivalents decreased by $367,960 during the thirty-nine week period ended February 27, 2010, versus a decrease in cash and cash equivalents of $51,000 during the comparable period of the prior year.

The ratio of current assets to current liabilities was 1.51 to 1 at the end of the latest quarter, February 27, 2010 compared to 1.80 to 1 on February 28, 2009 and 1.68 to 1 at the end of the fiscal year ended on May 30, 2009.  Cash, cash equivalents and the certificate of deposit constituted 26.88%  of the total current assets at February 27, 2010, as compared to 28.55% of the total current assets at February 28, 2009 and 34.39% at May 30, 2009.  As previously reported, the Company has increased its reliance on bank financing and working capital management, and has limited additional capital spending where possible, to maintain adequate liquidity to fund operations in connection with the operating losses experienced in five out of the last ten fiscal years.  Our liquidity situation has also benefited from a net reduction of approximately $7,500 in the Company’s monthly debt service requirements over the past four fiscal years, achieved through a combination of the retirement of long term debt and our success in limiting the additional debt incurred to finance our equipment replacements during fiscal 2009 to less than the amount originally anticipated.  As employment and inventory costs increase, management will continue to attempt to compensate for the increases through operational efficiencies (including both efficient working capital management and seeking to reduce other expenses where possible), and through seeking to continue the favorable cash management arrangement with our primary lender.

In general, management also has been working to reduce the Company’s inventory levels when possible as an additional means of providing working capital.  However, while inventories were down from the normal seasonal peak reflected at the end of the first six months of the fiscal year (due to inventory build-up for the holiday shopping season), inventories at February 27, 2010 still reflected a slight increase of $39,865 over the inventory at year-end May 30, 2009.  The overall level of inventory balances in recent periods also has been affected by reduced sales and inventory turnover rates.

Historically, the Company has financed its working capital requirements principally through its cash flow from operations.  Short-term borrowing to finance inventory purchases is provided primarily by the Company’s $800,000 line of credit with Gateway Bank & Trust.  This line of credit has a 12 month term, which requires that it be renewed in proximity to the Company’s fiscal year end each May, and contains a borrowing base provision that limits the maximum outstanding indebtedness to forty percent (40%) of the value of the Company’s inventory, as measured on a quarterly basis.  As of February 27, 2010, we had $288,860 available to be borrowed under the line of credit.  Based on current discussions with the lender, we expect the line of credit to be renewed for an additional year, on substantially similar terms, prior to its expiration date. The bank line of credit is secured by the Company’s certificate of deposit as well as by a security interest in substantially all of our accounts receivable, inventory, machines and equipment, furniture and fixtures and by the personal guarantee of Paul R. Cook, the Company’s President and Chief Executive Officer.  While we believe that these sources will continue to provide us with adequate liquidity to supply the Company’s working capital needs, if the Company’s operating losses were to increase relative to depreciation and other non-cash charges, our operating cash flows could be adversely affected.  If this happens, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs.  If we were required to seek such additional financing and were not able to obtain it, or were unable to do so on commercially reasonable terms, we could be required to reduce the Company’s current level of operations in order to lower our working capital requirements to a level that our present financing arrangements would support.

Short-term borrowings as of specific dates are presented below:

	February 27, 2010	May 30, 2009	February 28, 2009
Michael and Diana Richardson	$—	$—	$10,198
Matthew Richardson	533	510	503
Line of Credit	511,140	596,150	705,350
TOTAL	$511,673	$596,660	$716,051

During the first nine months of fiscal 2010, we increased the Company’s borrowings from related parties by a net amount of $23 (reflecting additional accrued interest), and decreased the outstanding balance under the line of credit by a net amount of $85,010.  We paid a total of $25,014 and $20,980 in interest on the Company’s outstanding borrowings under its bank line of credit during the first nine months of fiscal years 2010 and 2009, respectively.

The Company’s line of credit with Gateway Bank & Trust bears interest at prime, subject to a 6.0% floor.  The prior note to Michael and Diana Richardson, as well as the current outstanding note to Matthew Richardson, are unsecured, payable on demand and bear interest at .25% below the base rate charged by Gateway Bank & Trust on the line of credit.

Long-Term Debt

At February 28, 2010, long-term debt consisted of a note payable to Gateway Bank & Trust of $83,742 incurred in May 2007 to refinance the addition of the Company’s eighth grocery store. The Company also has six loans (current balance of $272,221), with the proceeds used to purchase registers and related equipment in six stores.  In addition, three vehicles were purchased and financed through Tennessee Valley Federal Credit Union, with balances due at February 27, 2010 of $0,  $2,014 and $2,746.  Long-term debt as of specific dates is presented below:

	February 27, 2010	May 30, 2009	February 28, 2009
Six notes payable (four on February 28, 2009), to Gateway Bank & Trust; principal and interest due in monthly installments aggregating $6,685; interest at prime rate plus 0.5%with 6.00% floor, and maturities ranging from August 2013 through March 2014; collateralized by equipment, inventory and personal guarantee of the Company’s CEO	$272,221	$318,672	$215,086

Note payable to Gateway Bank & Trust; principal and interest due in monthly installments of $3,684, through April 2012; interest at prime rate with 6.00% floor; collateralized by equipment, inventory, and personal guarantee of the Company’s CEO	83,742	112,316	121,614

Three vehicle installment loans; principal and interest due in monthly installments aggregating $1,591; maturities ranging from January 2010 through July 2010; collateralized by automobiles	4,760	18,071	22,571
	$360,723	$449,059	$359,271
Less current maturities	110,696	117,774	97,041
	$250,027	$331,285	$262,230

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to February 27, 2010:

Twelve Months Ending February	Amount
2011	$ 110,696
2012	112,470
2013	74,691
2014	59,742
2015	3,124

During the quarter ended February 27, 2010 retained earnings decreased as a result of the Company’s net loss for the quarter.

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

Vendor Allowances:

The Company receives funds for a variety of merchandising activities from vendors whose products the Company buys for resale in its stores.  These incentives and allowances include volume or purchased based incentives, advertising allowances, and promotional discounts.  The purpose of these incentives and allowances is generally to aid in the reduction of the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products.  These allowances generally relate to short-term arrangements with vendors, often relating to a period of one month or less, and are typically negotiated on a purchase-by-purchase basis.  Due to system constraints and the nature of certain allowances, these allowances are applied as a reduction of inventory costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the initial purchase is sold.  Management recognized vendor allowances of $101,875 and $298,360, respectively, as a reduction in inventory costs for the quarter and nine month periods ended February 27, 2010, and recognized vendor allowances of $104,000 and $310,000, respectively, as a reduction in inventory costs for the quarter and nine month periods ended February 28, 2009.  Amounts that represent a reimbursement of specific identifiable incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred.  Management recognized approximately $13,730 and $47,700, respectively, in advertising allowances recorded as a reduction of advertising expense for the quarter and nine month periods ended February 27, 2010, and recognized approximately $17,700 and $44,000 respectively, in advertising allowances recorded as a reduction of advertising expense for the quarter and nine month periods ended February 28, 2009.

Asset Impairments:

Management accounts for any impairment of its long-lived assets in accordance with ASC Topic 360, “Property, Plant and Equipment.”  Management monitors the carrying value of its long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  As of February 27, 2010 and February 28, 2009, no long-lived assets have been identified by management as impaired.

Off-Balance Sheet Arrangements

The Company had no significant off-balance sheet arrangements as of February 27, 2010.

Related Party Transactions

Except as discussed under “Liquidity and Capital Resources,” there were no material related party transactions during the thirty-nine week period ended February 27, 2010.

Forward – Looking Statements

Information provided by the Company, including written or oral statements made by its representatives, may contain “forward looking information” as defined in Section 21E of the Securities Exchange Act of 1934, as amended.  All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company’s business, the effects of future competition, future capital expenditures and the Company’s business strategy, are forward-looking statements.  In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements.  This forward-looking information is based on various factors and was derived utilizing numerous assumptions.  Many of these factors previously have been identified in filings or statements made on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K.  Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include the following (in addition to those matters discussed in the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 30, 2009, as supplemented by the revised Risk Factor concerning the loss of key employees contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended November 28, 2009): changes in the general economy or in the Company’s primary markets, the effects of ongoing price competition from competitors with greater financial resources than those of the Company, changes in consumer spending, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company’s vendors, and other issues and uncertainties detailed from time-to-time in the Company’s filings with the Securities and Exchange Commission.

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

Our management, including our CEO (who also is currently acting as our CFO), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s management, with the participation of its Chief Executive Officer (who also acts as its Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of February 27, 2010.  Based on that evaluation, the Company’s Chief Executive Officer (and Chief Financial Officer) concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the following changes which were made in certain roles and responsibilities related to the Company’s internal control over financial reporting, as a result of the management changes triggered by the death of the Company’s former Chairman of the Board and Chief Executive Officer, Michael A. Richardson, on November 20, 2009:

•
At a Board meeting held on December 3, 2009, Paul R. Cook was elected by the Board of Directors to fill positions of Chairman of the Board, President and Chief Executive Officer of the Company that were previously held by Michael A. Richardson.  The Board of Directors also determined that Mr. Cook should retain his prior responsibilities as the Company’s Treasurer and Chief Financial Officer (principal financial officer) on at least an interim basis and subsequently, at a meeting held on January 11, 2010, the Board determined that Mr. Cook should serve, on an extended basis, in a dual capacity as both the Company’s CEO and its Treasurer and CFO.

•
The Company previously had implemented procedures to which the CEO performed a detailed review of all bank statements for unusual items or transactions, prior to their use by the CFO in the preparation of reconciliations.  The CEO was to then document his review and any questions arising from the review, and work with the CFO to oversee the investigation and resolution of any unusual items.  The CEO was then to report to the Audit Committee of the Board of Directors any item that is not satisfactorily resolved as a result of management’s initial investigation, for further follow-up in accordance with the Audit Committee’s direction.  Since Mr. Cook is now occupying the dual positions of CEO and CFO on at least an interim basis, due to the death of Michael A. Richardson, the responsibilities that previously were assigned to the CEO in implementing this control have now been assigned to the Company’s Secretary and Assistant Treasurer, Reba S. Southern.

AMERICAN CONSUMERS, INC.

PART II                      OTHER INFORMATION

ITEM 1A.                      RISK FACTORS

Information regarding risk factors appears under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A for our Annual Report on Form 10-K for the fiscal year ended May 30, 2009 (as supplemented by a revised Risk Factor concerning the loss of key employees contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended November 28, 2009).  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K (as so supplemented).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Issuer Repurchases:

The following table presents information with respect to repurchases of common stock made by the Company during the fiscal quarter covered by this report:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
November 29 – Dec. 26, 2009	1,100	$1.00	—	—
December 27,2009 – January 30, 2010	344	1.00	—	—
January 31 – February 27, 2010	570	1.00	—	—
Total	2,014	$1.00	—	—

(1)	Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.

ITEM 6                      EXHIBITS

The Exhibit Index attached to this report is incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CONSUMERS, INC. (Registrant)

Date: April 13, 2010	/s/Paul R. Cook
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