Form 10-K
period 2010-05-29
AMERICAN CONSUMERS INC
filed 2010-08-26
CIK 4811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2010

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

As of November 28, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $567,760.  (Calculated for these purposes by multiplying the total number of outstanding shares held by non-affiliates by the average of available bid and asked price information for such date.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

749,475 shares of Common Stock, $0.10 par value, as of August 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes:

(1)	specified portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 29, 2010, incorporated by reference into Part II of this Annual Report on Form 10-K.

(2)
specified portions of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission for the Registrant’s 2010 Annual Meeting of Shareholders, incorporated by reference into Part III of this Annual Report on Form 10-K.

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

During the fiscal years ended May 29, 2010 and May 30, 2009, the Company’s major supplier of staple groceries was Mitchell Grocery Corporation (“Mitchell”), with its principal corporate offices in Albertville, Alabama.  For the fiscal year ended May 29, 2010, approximately 82% of the Company’s total inventory purchases of $25,048,904 were made from Mitchell.  For the fiscal year ended May 30, 2009, approximately 84% of the Company’s total inventory purchases of $25,971,302 were made from Mitchell.

Various local suppliers within the geographical area served by the Company’s supermarkets provide the Company with certain perishable items, including produce, and accounted for approximately 18% and 16% of the Company’s total inventory purchases during fiscal years 2010 and 2009, respectively.  The Company believes that there are other adequate and convenient sources of groceries, including several area and local suppliers, which could meet its needs.  Accordingly, while the Company has elected to purchase the majority of its inventory from Mitchell for reasons of cost, the Company is not dependent upon any particular supplier for its requirements of groceries.

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

The addition of two stores since April of 2001 and the change in our principal inventory supplier in March of 2000 has allowed the Company to better compete in the marketplace.  The Company recorded a net loss for the fiscal year ended May 29, 2010 of $478,284 due to decreased sales ($1,483,481) and a resulting decrease in gross margin ($561,083) compared to the past fiscal year and a flood loss of $96,390 incurred in 2010.  The Company recorded a net profit for the fiscal year ended May 30, 2009 of $60,614.  This represented our third consecutive profitable year after struggling with operating losses for the three prior fiscal years.  We recorded a net profit of $132,741 for the fiscal year ended May 31, 2008 and $97,502 for the fiscal year ended June 2, 2007, as compared to net losses sustained for the fiscal years ended June 3, 2006, May 28, 2005 and May 29, 2004 of $167,379, $331,360 and $236,050, respectively.

The Company experienced sales decreases in each of the past two fiscal years, with the current fiscal year decrease of 4.31% being more significant that the 0.21% decrease experienced for fiscal 2009.  This decrease, along with a 0.60% decrease in gross margin and the $96,390 flood loss led to the net loss of $478,284 for the year.  Even with the decrease in gross margin, our loss would have been significantly less – management estimates approximately $30,000 – had sales not decreased and the flood loss not occurred.  While sales decreased during fiscal 2009 by $71,305 (or 0.21%), management was pleased with the overall net income achieved for the 2009 fiscal year, as improvements in the gross margin helped to offset the sales decrease and significant increases in operating, general and administrative expenses (both in absolute terms and as a percentage of the Company’s slightly reduced sales).  Sales increased by $709,579 (or 2.10%) during fiscal 2008 as compared to fiscal 2007, which management believed was due to customers deciding for economic reasons to buy more groceries and eat at home more often, as well as to the Company’s success in recovering certain cost increases through adjustments to retail prices during the year.

Factors contributing to the small sales decrease during fiscal 2009 and the more significant sales decrease in fiscal 2010 included retail price decreases throughout both years in certain lines such as dairy, as well as a continuation of the trend noted in recent periods of customers purchasing more private label and generic merchandise, which normally retails at lower prices than national brands, magnifying the impact on our selling prices of a sharply more competitive environment that is now widespread.  It is also difficult to compete with aggressive promotions such as fast food franchises offering entrée items for one dollar, as both these outlets and more full service restaurants cut prices this year to increase their share of consumers’ food purchases, in response to the trend observed in recent periods of customers preparing meals at home to reduce spending.  Management also believes that the economy itself is affecting retail grocery sales, as individuals are forced to reduce spending in an effort to provide other essentials to their families.

Pricing adjustments made to stimulate sales during fiscal 2010 contributed to some erosion of the gross margin, which decreased from 24.55% for fiscal 2009 to 23.95% for fiscal 2010.  However, management was pleased to be able to maintain the fiscal 2010 gross margin at a level above the 23.85% realized in fiscal 2008 and the 23.73% realized in fiscal 2007.  The 24.55% gross margin realized for fiscal 2009 was relatively consistent with the gross margin of 24.83% realized for the fourth quarter of fiscal 2008.  The fiscal 2009 increase was due in part to a shift in customers’ buying patterns to include more lower-priced, higher-margin generic brands.  Management also was able to manage the Company’s overall mix of retail prices to maintain the gross margin, which ranged from 23.75% to 24.92% for the four quarters of fiscal 2009.  The Company’s 23.85% gross margin for fiscal 2008 represented an increase of 0.12% from fiscal 2007, but remained a decrease of 0.33% as compared to the 24.18% gross margin achieved for fiscal 2006.  The slight increase over fiscal 2007 was attributable to management’s efforts to manage retail prices to increase gross margin when possible, and due to the Company having refrained from certain sales promotions conducted during fiscal 2007 which had a negative impact on gross margin.

It is extremely difficult to remain competitive without offering a wide variety of items from which consumers may choose; however, this also creates significant challenges to our ability to maintain a profitable gross margin while customers are seeking to lower their overall grocery bill.  Management will continue its efforts to keep the gross margin in line through strategic pricing adjustments, while competing with larger chains with more resources available to them to reduce the impact of lower gross margins, and we remain optimistic about the economy and the possibility of its recovery.  However, if we are forced to reduce the gross margin in order to remain competitive, as occurred during fiscal 2010, then, in the absence of offsetting reductions in expenses, the Company’s net income will continue to be negatively impacted.

Operating, general and administrative expenses for fiscal 2010 decreased by $44,682 (or 0.53%).  These expenses would have decreased by $141,072 (or 1.67%) if it were not for the flood loss occurring in fiscal 2010.  However, we were unable to overcome the decrease in sales and gross margin as discussed above.  Operating, general and administrative expenses increased by $268,637 (or 3.29%) for fiscal 2009, and also increased 0.83% as a percent of sales.  Increases in payroll, utilities and telephone, rent, insurance, general and office supplies, depreciation, and professional fees during fiscal 2009 were somewhat offset by decreases in advertising and promotion, repairs and maintenance, bank service charges and credit card fees, bad checks and miscellaneous expenses.  Although operating, general and administrative expenses increased by $170,774 (or 2.13%) in fiscal 2008, they remained essentially flat as a percentage of sales.  Increases in wages, supplies, rent, utilities, professional fees and bad checks during the year were offset somewhat by decreases in advertising, depreciation, and bank and credit card fees.

Management is continually working to monitor these expenses and to reduce them where possible.  However, we are unable to control certain costs, such as payroll (due to increases in the Federal minimum wage), taxes and licenses expense (due to local governments increasing local taxes), and professional fees (due to continuing cost increases related to compliance with the Sarbanes-Oxley Act and related regulations applicable to public companies).

The challenges created by competition from larger grocery retailers continue to pressure the Company to seek higher gross margins and reductions in its operating, general and administrative expenses.  The same competition makes it extremely difficult to achieve those goals.

Management actively monitors both the gross margin and the company’s retail pricing structure in an attempt to maximize profitability.  Management began working on the Company’s gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the trailing fiscal year.  While occasional improvements in gross profit have been seen in recent periods, such as the 24.55% gross margin we achieved for fiscal 2009 as compared to the gross margins of 23.85% for fiscal 2008 and 23.73% for fiscal 2007, it is difficult to maintain a trend of consistent improvement in the gross margin, as evidenced by this year’s results, due to competitive conditions which often delay the Company’s ability to pass through price increases experienced at the wholesale level.  Accordingly, while management attempts to offset increases in its cost, such as fuel surcharges implemented by our suppliers from time to time when gasoline prices rise, further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company’s gross margin is possible.

Management believes that competitive pressures on the Company, which have led to the losses experienced in one out of the last three and five out of the last ten fiscal years, will continue to increase over time as a result of the increased presence of larger competitors operating in the Company’s trade area.  These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company.  These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage.

Backlog is not a significant factor in the Company’s business.

The Company employs approximately 83 full-time employees and approximately 118 part-time and seasonal employees.

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

Product Class	Fiscal 2010 (52 Weeks)	Fiscal 2009 (52 Weeks)	Fiscal 2008 (52 Weeks)
Grocery and Non-Food Items	$21,113,424	$22,219,238	$22,327,217
Meat and Deli	9,199,863	9,503,268	9,452,010
Produce	2,624,558	2,698,820	2,713,404

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

For five out of the past ten fiscal years we have been unable to operate profitably due to a high level of competition in the retail grocery store business.  This intense competition may be expected to have a negative impact on both the prices we may charge for our products and certain elements of our overhead and, accordingly, on the Company’s revenues, margins and profitability.

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

Our level of outstanding indebtedness, coupled with the losses we have experienced in five of the last ten years and increasing interest expense and other bank charges, could impair our financial flexibility and negatively impact our business.

As of May 29, 2010, our aggregate outstanding indebtedness stood at $2,952,517 as compared to total assets for the Company of $4,237,522 at such date.  Our level of indebtedness could:

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

Historically, we have financed our working capital requirements principally through cash flow from operations.  During the past seven years, however, we have increased our reliance on both bank and vendor financing due to periodic losses which coincided with increased inventory and capital spending requirements beginning in fiscal 2004 related to the establishment of our eighth grocery store location.  While we believe that our cash flows and existing financing arrangements will continue to supply our working capital needs, if we are unable to recover future cost increases due to competitive conditions, our operating losses could increase relative to depreciation and other non-cash charges, which could require us to seek additional financing through bank loans, or other sources, in order to meet our working capital needs.  If we could not obtain such additional financing, or could not do so on commercially reasonable terms, we could be required to reduce our current level of operations.  We also could be forced to delay or cancel future planned equipment upgrades and other capital spending if we are not able to obtain appropriate financing for such projects on commercially reasonable terms.  Further, increased interest expense resulting from higher debt levels and rising interest rates, as well as increased bank service charges related to both temporary overdrafts in our accounts and fees for processing larger numbers of credit and debit card transactions required to maintain sales, have placed significant pressure on our operating results in recent periods and may continue to adversely impact our future performance.

Economic conditions that impact consumer spending and the financial markets may continue to be volatile, which could materially impact our business.

The U.S. economy and financial markets have declined and experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, diminished market liquidity, falling consumer confidence and rising unemployment rates.  As a result, consumers are more cautious.  This has led to reduced consumer spending, to consumers switching to a less expensive mix of products, and to consumers seeking out cheaper alternatives to the products offered in our stores for their food purchases, as reflected by the competitive impact in recent periods of “dollar menus” offered by fast food outlets competing with the Company in our trade areas.  These factors have affected, and could continue to adversely affect, our sales growth and earnings.  Additionally, while we have no indication that the lender under our line of credit will be unable to fulfill its financing commitments to the Company, many financial institutions have in the past reduced and, in some cases, ceased to provide funding to borrowers.  There can be no assurance that various governmental activities to stabilize the markets and stimulate the economy will restore consumer confidence or change spending habits.  If the economy and financial markets do not improve, or if they worsen, our results of operations and financial condition could be adversely affected.

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

During fiscal year 2008, we incurred additional professional fees in the amount of $40,968 directly related to preparations for management’s initial assessment of internal control over financial reporting pursuant to these rules, in addition to having to devote significant internal management effort and resources to these activities.  We incurred additional professional fees in the amount of $12,200 during fiscal year 2009 and $3,500 during fiscal 2010 related to (i) the completion of management’s initial annual assessment as of fiscal 2008 year end, (ii) the execution and testing of management’s remediation plan for the material weaknesses in internal controls that were detected in management’s initial assessment and (iii) the completion of management’s annual assessment as of the end of fiscal year 2009.  Management’s annual assessment of internal controls as of the end of fiscal year 2010 was completed without incurring additional professional fees.  While Congress has recently repealed the annual auditor attestation requirement concerning internal controls for smaller entities such as the Company, we still expect some degree of ongoing compliance costs to complete management’s annual required assessments of internal control over financial reporting, in addition to the value of internal management time and resources devoted to these efforts.  We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act have been, and will continue to be, significant.  If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

We could experience material weaknesses in our internal control over financial reporting, which could impact negatively our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 29, 2010.  As of May 29, 2010 we believe that there were no material weaknesses in internal controls, but we can provide no assurance that we will not experience material weaknesses in the future.

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

•
the fact that a majority of our outstanding common stock (approximately 65.20%) is controlled by the Company’s principal shareholder, Diana K. Richardson, with an additional 1.03% controlled by our officers and directors, for aggregate insider ownership of approximately two-thirds of our outstanding common stock;

•	quarterly variations in the Company’s operating results;
•	changes in governmental regulations;
•	the operating and stock price performance of other companies in our industry; and
•	general stock market and economic conditions.

The loss of our Chairman and Chief Executive Officer, Paul R. Cook, or of any of our other key employees, could have a material adverse effect on our business and, in the case of Mr. Cook, could result in an event of default under the credit arrangements with our senior lender.

We are heavily dependent upon the services of Paul R. Cook, who, following the untimely death of our former Chairman and CEO, Michael A. Richardson, on November 20, 2009, is now serving as our Chairman of the Board, President and Chief Executive Officer, in addition to retaining his prior responsibilities as the Company’s Treasurer and Chief Financial Officer.  We also are very dependent on the continued services of certain other key personnel, including our Executive Vice President and Chief Operating Officer, M. Todd Richardson.  If Mr. Cook or any of our other key personnel were to unexpectedly leave the Company, our business, financial condition and results of operations could be materially and adversely affected.  In particular, all of our credit arrangements with our senior lender, Gateway Bank and Trust, contain provisions that would allow the lender to declare the debt to be in default based on the death, incapacity or insolvency of a personal guarantor.  The lender waived all of these provisions in connection with the death of Michael A. Richardson.  However, Mr. Cook is now the only remaining personal guarantor of the Company’s indebtedness under these arrangements.  While the Company has obtained $750,000 of “key man” life insurance coverage on Mr. Cook to address this contingency, and the lender has expressed its support of this decision, there can be no assurance that the lender would provide a similar waiver in the event of the death, incapacity or insolvency of Mr. Cook.  Further, we must continue to attract, retain and motivate a significant number of qualified management and operating personnel, including replacement of senior management upon retirement.  Individuals of this caliber are historically in short supply and this shortage may limit our ability to hire and retain qualified personnel, and thus, may hinder our ability to operative effectively.

Unfavorable changes in governmental regulation may impose additional costs and administrative burdens on the Company that could have an adverse effect on our results of operations and financial condition.

Our stores are subject to various federal, state and local laws, and regulations affecting our business.  We must comply with numerous provisions regulating, among other things, health and sanitation standards, food labeling, land use and zoning, community right-to-know laws, equal employment opportunity, workplace safety, minimum wages and other employment practices, licensing for the sale of food, age requirements for the sale of tobacco products, and fire safety regulations.  We cannot predict the nature of future laws, regulations, interpretations or their application, or determine what effect additional government regulations or administrative orders, when and if promulgated, or disparate federal, state or local schemes would have on our future business.  They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or substantiation.  Any or all of such requirements, to the extent they either raise the wholesale prices for our inventory or impose additional direct costs on the Company, could have an adverse effect on our results of operations and financial condition.

Further, the Sarbanes-Oxley Act of 2002 and subsequent legislative and regulatory initiatives, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, have included numerous provisions addressing audits, financial reporting and disclosure, internal controls, conflicts of interest and corporate governance at public companies.  We have already incurred increased professional fees during fiscal years 2005 through 2010 related to compliance with these provisions.  We expect these costs to continue to rise, and to include additional significant increases in legal, accounting and other professional fees, as well as additional internal personnel costs and the indirect costs imposed by the diversion of scarce management resources to deal with regulatory compliance matters as opposed to operational issues.  These increased costs are likely to adversely affect our financial condition and results of operations because, as discussed above, the intensely competitive nature of our business makes it difficult for the Company to recover cost increases through adjustments to our retail prices.

The majority of our operating, general and administrative expenses is composed of personnel costs, so that increases in prevailing wages, benefits and other associated costs, such as recent legislation mandating increases in the federal minimum wage, could have a material adverse effect on our results of operations and financial condition.

The majority of our operating, general and administrative expenses is composed of employee payroll and related insurance and benefits expense.  Accordingly, our financial performance may be greatly influenced by increases in wage and benefit costs.  We compete with other businesses in our markets in attracting and retaining employees.  Tight labor markets, increased overtime, government mandated increases in the minimum wage and a higher proportion of full−time employees could all result in an increase in our labor costs.  We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage.  As federal and state minimum wage rates increase, we may be required to increase not only the wages of our minimum wage employees but also the wages paid to employees whose wage rates are above minimum wage.  A shortage of qualified employees also could require us to increase our wage and benefit offerings in order to compete effectively in the hiring and retention of qualified employees or to retain more expensive temporary employees.  In addition, the cost of group health insurance for our employees has continued to rise in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system.  The Company is not able at this time to determine the impact that healthcare reform could have on the cost of providing this coverage to our employees, but the imposition of requirements that we provide health insurance to our employees on terms materially different from our existing programs could also significantly increase our costs.  Due to competitive conditions in our business, any such increases in labor and benefits costs would be difficult for us to recover through contemporaneous price increases, and there can be no assurance that we would be able to absorb such cost increases through efforts to increase efficiencies in other areas of our operations.  Accordingly, increased labor and benefits costs could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                      PROPERTIES

The executive offices of the Company are located in a 4,000 square-foot office building on Hannah Way, just off Battlefield Parkway in Rossville, Georgia, which the Company holds under a lease for a term of two years, expiring in September 2011 with no renewal options.

The Company’s supermarkets are located in Ringgold, LaFayette, Chatsworth, Chickamauga and Tunnel Hill, Georgia; Stevenson, Alabama; and Dayton and Jasper, Tennessee.  All of the eight locations are leased from unaffiliated landlords.  Summary information concerning these leases is presented below:

Location	Square Footage	Current Lease Term	Renewal Options
Ringgold, GA	14,400	12/01/09 - 11/30/10	2-1 yr. terms
LaFayette, GA	20,500	02/01/07 - 01/31/12	1-5 yr. term
Chatsworth, GA	24,360	05/01/08 - 04/30/13	-
Chickamauga, GA	13,840	01/01/10 - 12/31/14	-
Tunnel Hill, GA	18,900	09/01/07 - 08/31/12	2-5 yr. terms
Stevenson, AL	23,860	06/01/09 - 05/31/14	-
Dayton, TN	23,004	08/01/07 - 07/31/12	-
Jasper, TN	25,000	05/01/06 – 04/30/14	2-5 yr. terms
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

ITEM 4.                      (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE COMPANY

The Company’s Board of Directors appoints the Company’s Executive Officers for a term of one year.  The names, ages, offices held with the Company, business experience during the past five years, and certain directorships held by each of the Company’s Executive Officers are set forth in the following table:

Name and Year First Elected as Executive Officer Paul R. Cook 1987
Office(s) Presently Held,
Business Experience and
Certain Directorships
Chairman of the Board of
Directors, President, Chief
Executive Officer, since December
2009.  Treasurer and Chief Financial
Officer since April 1991. Executive
Vice President from April 1991 until
December 2009.  Member of the
Executive Committee of
the Board of Directors.
Director of Capital Bank,
Fort Oglethorpe, Georgia
since May 1993.

		Age 60
M. Todd Richardson 2009	Executive Vice-President, Chief Operating Officer since December 2009. Director of Meat Operations since 2005.	37
Reba S. Southern 1991	Secretary, member of the Executive Committee (ex-officio).	57

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           The approximate number of record holders of the Company’s common stock at May 29, 2010, was 739.  The Company does not have any equity compensation plans.  The remaining information required by paragraph (a) of this Item 5 is incorporated herein by reference to page 4 of the Company’s Annual Report to security holders for the fiscal year ended May 29, 2010, a copy of relevant portions of which is filed as Exhibit 13 to this Report.

(b)           Not applicable.

(c)           Issuer Repurchases:

The following table presents information with respect to repurchases of common stock made by the Company during the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

February 28 – March 27, 2010	6,082	$1.00	—	—
March 28 – May 1, 2010	447	$1.00	—	—
May 2 – May 29, 2010	_____	$1.00	—	—
Total	6,529	$1.00	—	—

(1)	Represents shares repurchased at $1.00 per share in response to unsolicited requests from unaffiliated shareholders during the quarter.

ITEM 6.                      SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to page 3 of the Company’s Annual Report to security holders for the fiscal year ended May 29, 2010, a copy of relevant portions of which is filed as Exhibit 13 to this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 5 through 21 of the Company’s Annual Report to security holders for the fiscal year ended May 29, 2010, a copy of relevant portions of which is filed as Exhibit 13 to this Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 22 through 39 of the Company’s Annual Report to security holders for the fiscal year ended May 29, 2010, a copy of relevant portions of which is filed as Exhibit 13 to this Report.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our CEO (who also serves as our CFO), evaluated the effectiveness of our disclosure controls and procedures as of May 29, 2010.  Based on that evaluation, our CEO (and CFO) concluded that, as of that date, the Company’s disclosure controls and procedures, were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

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

Our management, including our CEO (who also is currently serving as our CFO), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of May 29, 2010, management, with the participation of the Company’s CEO and CFO, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the criteria established by COSO, management (including our CEO and CFO) concluded that the Company’s internal control over financial reporting was effective as of May 29, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of the Company’s fiscal year ended May 29, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE

Executive Officers

Information concerning the Company’s Executive Officers is set forth in Part I of this report on Form 10-K under the caption “Executive Officers of the Company.”

Audit Committee Financial Expert

All four of the Company’s independent directors currently serve on the Audit Committee, and each is an experienced business professional.  Thomas L. Richardson is the retired chief executive officer of Learning Labs, Inc., a position he held for 27 years.  He has had over 34 years of experience in reviewing the Company’s financial reporting process through service as an independent director.  Danny R. Skates has 15 years of senior management experience as Vice President and General Manager of Jackson Chevrolet Pontiac Buick GMC, Inc.  Andrew V. Douglas has had extensive experience with the business of independent grocery retailers such as the Company through his service as a retail counselor for Fleming Companies, Inc., our former principal supplier, and Virgil E. Bishop is very familiar with the Company’s financial reporting, having served as an officer of ACI for 37 years prior to his retirement in 2006.  Accordingly, in light of their backgrounds and their understanding of the Company’s business, the Board of Directors believes that the members of the Audit Committee will be able to provide effective oversight for the Company’s financial reporting process and its relationship with its independent accountants.  Nevertheless, the Company’s Board of Directors has not determined that any member of the Company’s Audit Committee qualifies as an “audit committee financial expert” under the SEC’s detailed, technical definition of that term.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) which applies to its principal executive officer, principal financial officer and principal accounting officer or controller, and any persons performing similar functions.  A copy of the Code of Ethics is filed as Exhibit 14 to this Report.

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2010 Annual Meeting of Shareholders, under the headings “INFORMATION ABOUT NOMINEES FOR DIRECTOR” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2010 Annual Meeting of Shareholders, under the headings “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted any equity compensation plans.

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2010 Annual Meeting of Shareholders, under the heading “PRINCIPAL SHAREHOLDERS.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2010 Annual Meeting of Shareholders, under the headings “CERTAIN TRANSACTIONS” and “DIRECTOR NOMINATION PROCESS AND INDEPENDENCE DETERMINATIONS.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company’s 2010 Annual Meeting of Shareholders, under the heading “AUDIT FEES.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	The following Financial Statements in the Company’s 2010 Annual Report to the security holders for the fiscal year ended May 29, 2010, are incorporated by reference in Item 8 hereof:

-	Report of Independent Registered Public Accounting Firm

-	Balance Sheets – May 29, 2010 and May 30, 2009

-	Statements of Operations and Changes in Stockholders’ Equity - Fiscal Years Ended May 29, 2010 and May 30, 2009

-	Statements of Cash Flows - Fiscal Years Ended May 29, 2010 and May 30, 2009

-	Notes to Financial Statements

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

AMERICAN CONSUMERS, INC.

Date: August 26, 2010                                                                    By:   /s/ Paul R. Cook
      Paul R. Cook
      Chairman of the Board,
      President and Chief
      Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul R. Cook Paul R. Cook	Chairman of the Board President and Chief Executive Officer, Treasurer, Chief Financial Officer, and Director	August 26, 2010
/s/ M. Todd Richardson M. Todd Richardson	Executive Vice President, Chief Operating Officer, Vice President of Meat Operations and Director	August 26, 2010
/s/ Virgil E. Bishop Virgil E. Bishop	Director	August 26, 2010
/s/ Danny R. Skates Danny R. Skates	Director	August 26, 2010
/s/ Thomas L. Richardson Thomas L. Richardson	Director	August 26, 2010
/s/ Andrew V. Douglas Andrew V. Douglas	Director	August 26, 2010

EXHIBIT INDEX

Exhibit 3	Articles of Incorporation and By-Laws. Incorporated by reference to Exhibit 3 to Form 10-K for the year ended May 29, 1993.

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

Exhibit 10.24
Two Promissory Notes for $56,000 each between the Company and Gateway Bank & Trust Company, dated as of July 25, 2008.  Incorporated by reference to Exhibit 10.38 to Current Report on Form 8-K dated July 25, 2008.

Exhibit 10.25
Commercial Security Agreements between the Company and Gateway Bank & Trust Company related to Two $56,000 Promissory Notes dated as of July 25, 2008.  Incorporated by reference to Exhibit 10.39 to Current Report on Form 8-K dated July 25, 2008.

Exhibit 10.26
Assignments of Deposit Account between the Company and Gateway Bank & Trust Company related to Two $56,000 Promissory Notes dated as of July 25, 2008.  Incorporated by reference to Exhibit 10.40 to Current Report on Form 8-K dated July 25, 2008.

Exhibit 10.27
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

Exhibit 10.29
Commercial Security Agreement between the Company and Gateway Bank & Trust Company related to $56,000 Promissory Note dated as of September 2, 2008.  Incorporated by reference to Exhibit 10.43 to Current Report on Form 8-K dated September 2, 2008.

Exhibit 10.30
Assignment of Deposit Account between the Company and Gateway Bank & Trust Company related to $56,000 Promissory Note dated as of September 2, 2008.  Incorporated by reference to Exhibit 10.44 to Current Report on Form 8-K dated September 2, 2008.

Exhibit 10.31
Cash Register Purchase Agreement for the Company’s Chatsworth, Georgia location, dated February 20, 2009.  Incorporated by reference to Exhibit 10.45 to Current Report on Form 8-K dated February 20, 2009.

Exhibit 10.32	Cash Register Purchase Agreement for the Company’s Jasper, Tennessee location, dated March 5, 2009. Incorporated by reference to Exhibit 10.46 to Current Report on Form 8-K dated March 5, 2009.

Exhibit 10.33	Cash Register Purchase Agreement for the Company’s Ringgold, Georgia location, dated March 5, 2009. Incorporated by reference to Exhibit 10.47 to Current Report on Form 8-K dated March 5, 2009.

Exhibit 10.34
Promissory Note for $60,470 between the Company and Gateway Bank & Trust Company, dated as of February 24, 2009.  Incorporated by reference to Exhibit 10.48 to Form 10-Q for the quarter ended February 28, 2009.

Exhibit 10.35
Commercial Security Agreement between the Company and Gateway Bank & Trust Company related to $60,470 Promissory Note dated as of February 24, 2009.  Incorporated by reference to Exhibit 10.49 to Form 10-Q for the quarter ended February 28, 2009.

All references incorporating exhibits from
documents previously filed by the Company
with the SEC are to SEC File No. 0-5815

Exhibit 10.36 Exhibit 10.37
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

Exhibit 10.38
Commercial Security Agreement between the Company and Gateway Bank & Trust Company related to $60,470 Promissory Note dated as of March 5, 2009.  Incorporated by reference to Exhibit 10.52 to Form 10-Q for the quarter ended February 28, 2009.

Exhibit 10.39
Assignment of Deposit Account between the Company and Gateway Bank & Trust Company related to $60,470 Promissory Note dated as of March 5, 2009.  Incorporated by reference to Exhibit 10.53 to Form 10-Q for the quarter ended February 28, 2009.

Exhibit 10.40
Promissory Note for $55,470 between the Company and Gateway Bank & Trust Company, dated as of March 5, 2009.  Incorporated by reference to Exhibit 10.54 to Form 10-Q for the quarter ended February 28, 2009.

Exhibit 10.41
Commercial Security Agreement between the Company and Gateway Bank & Trust Company related to $55,470 Promissory Note dated as of March 5, 2009.  Incorporated by reference to Exhibit 10.55 to Form 10-Q for the quarter ended February 28, 2009.

Exhibit 10.42
Assignment of Deposit Account between the Company and Gateway Bank & Trust Company related to $55,470 Promissory Note dated as of March 5, 2009.  Incorporated by reference to Exhibit 10.56 to Form 10-Q for the quarter ended February 28, 2009.

Exhibit 10.43
Promissory Note between the Company and Gateway Bank and Trust Company, dated as of April 20, 2009, for renewal of $800,000 Revolving Line of Credit.  Incorporated by reference to Exhibit 10.57 to Current Report on Form 8-K dated April 20, 2009.

All references incorporating exhibits from
documents previously filed by the Company
with the SEC are to SEC File No. 0-5815

Exhibit 10.44 Exhibit 10.45
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

Exhibit 10.46
Letter Agreement, dated as of April 24, 2009, between the Company and Gateway Bank and Trust Company, related to Promissory Note dated April 20, 2009.  Incorporated by reference to Exhibit 10.60 to Current Report on Form 8-K dated April 20, 2009.

Exhibit 10.47
Letter Agreement, dated as of December 14, 2009, between the Company and Gateway Bank and Trust Company, Concerning Waiver of any Default Resulting from Death of Guarantor.  Incorporated by reference to Exhibit 10.55 to Current Report on Form 8-K dated December 14, 2009.

Exhibit 10.48
Business Loan Agreement between the Company and Gateway Bank and Trust Company, dated as of May 20, 2010, for $800,000 Revolving Line of Credit.  Incorporated by reference to Exhibit 10.56 to Current Report on Form 8-K dated May 20, 2010.

Exhibit 10.49
Promissory Note between the Company and Gateway Bank and Trust Company, dated as of May 20, 2010, for renewal of $800,000 Revolving Line of Credit.  Incorporated by reference to Exhibit 10.57 to Current Report on Form 8-K dated May 20, 2010.

Exhibit 10.50
Commercial Security Agreement between the Company and Gateway Bank and Trust Company for renewal of $800,000 Revolving Line of Credit, dated as of May 20, 2010.  Incorporated by reference to Exhibit 10.58 to Current Report on Form 8-K dated May 20, 2010.

All references incorporating exhibits from
documents previously filed by the Company
with the SEC are to SEC File No. 0-5815

Exhibit 10.51
Assignment of Deposit Account between the Company and Gateway Bank and Trust Company for renewal of $800,000 Revolving Line of Credit, dated as of May 20, 2010.  Incorporated by reference to Exhibit 10.59 to Current Report on Form 8-K dated May 20, 2010.

Exhibit 10.52
Letter Agreement, dated as of May 20, 2010, between the Company and Gateway Bank and Trust Company, related to Business Loan Agreement and Promissory Note, each dated as of May 20, 2010.  Incorporated by reference to Exhibit 10.60 to Current Report on Form 8-K dated May 20, 2010.

Exhibit 10.53
Promissory Note for $45,000 between the Company and Gateway Bank & Trust Company, dated as of July 20, 2010.  Incorporated by reference to Exhibit 10.61 to Current Report on Form 8-K dated July 20, 2010.

Exhibit 10.54
Commercial Security Agreement between the Company and Gateway Bank & Trust Company related to the $45,000 Promissory Note dated as of July 20, 2010.  Incorporated by reference to Exhibit 10.62 to Current Report on Form 8-K dated July 20, 2010.

Exhibit 13	Information Incorporated by Reference from Annual Report to Shareholders for the Fiscal Year ended May 29, 2010. Filed herewith.

Exhibit 14	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 14 to Form 10-K for the year ended May 29, 2004.

Exhibit 23	Consent of Hazlett, Lewis & Bieter, PLLC. Filed herewith.

Exhibit 31	C.E.O. and C.F.O. Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a). Filed herewith.

Exhibit 32	C.E.O. and C.F.O. Certification pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b). Filed herewith.

* Indicates a management contract or compensatory plan or arrangement.

All references incorporating exhibits from
documents previously filed by the Company
with the SEC are to SEC File No. 0-5815