Form 10-Q
period 2010-08-28
AMERICAN CONSUMERS INC
filed 2010-10-12
CIK 4811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2010

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
☐ YES     ☒  NO

	APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding at October 7, 2010
COMMON STOCK - $ .10 PAR VALUE		749,475
NON VOTING COMMON STOCK - $ .10 PAR VALUE		----

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL INFORMATION

AMERICAN CONSUMERS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)
	THIRTEEN WEEKS ENDED
	August 28,		August 29,
	2010		2009

NET SALES	$7,881,042		$8,643,898
COST OF GOODS SOLD	5,966,636		6,611,907
Gross Margin	1,914,406		2,031,991
OPERATING, GENERAL AND
ADMINISTRATIVE EXPENSES	2,075,468		2,060,467

Operating Loss	(161,062)		(28,476)

OTHER INCOME (EXPENSE)
Interest income	2,012		1,880
Other income	19,575		23,167
Loss on disposal of equipment	(8,708)		---
Interest expense	(16,913)		(13,402)
Loss Before Income Taxes	(165,096)		(16,831)
INCOME TAXES	---		---

NET LOSS	(165,096)		(16,831)

RETAINED EARNINGS:
Beginning	585,054		1,064,534

Redemption of common stock	---		(81)

Ending	$419,958		$1,047,622

PER SHARE:
Net loss	$(0.220)		$(0.022)
Cash dividends	$ ---	$	---
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	749,475		767,359

See Notes to Financial Statements

FINANCIAL INFORMATION

AMERICAN CONSUMERS, INC.

CONDENSED BALANCE SHEETS

	August 28,	May 29,
	2010	2010
	(Unaudited)
--ASSETS--

CURRENT ASSETS
Cash and cash equivalents	$347,809	$824,443
Certificate of deposit	318,509	316,552
Accounts receivable	104,733	117,137
Inventories	2,263,163	2,407,785
Prepaid expenses	48,883	50,433
Total current assets	3,083,097	3,716,350
PROPERTY AND EQUIPMENT - at cost
Leasehold improvements	314,556	314,556
Furniture, fixtures and equipment	3,113,936	3,067,580
	3,428,492	3,382,136
Less accumulated depreciation	(2,891,331)	(2,860,964)
	537,161	521,172
TOTAL ASSETS	$3,620,258	$4,237,522

--LIABILITIES AND STOCKHOLDERS' EQUITY--

CURRENT LIABILITIES
Accounts payable	$673,438	$776,479
Book overdraft	505,849	714,206
Short-term borrowings	679,079	800,541
Current maturities of long-term debt	123,293	107,537
Accrued sales tax	80,625	86,088
Other	213,665	245,199
Total current liabilities	2,275,949	2,730,050
LONG-TERM DEBT	224,400	222,467

STOCKHOLDERS' EQUITY
Nonvoting preferred stock – authorized 5,000,000
shares of no par value; no shares issued	---	---
Nonvoting common stock – authorized 5,000,000
shares-$.10 par value; no shares issued	---	---
Common stock - $.10 par value; authorized 5,000,000
shares; shares issued of 749,475 and 749,475	74,948	74,948
Additional paid-in capital	625,003	625,003
Retained earnings	419,958	585,054
Total Stockholders' Equity	1,119,909	1,285,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,620,258	$4,237,522

See Notes to Financial Statements

FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THIRTEEN WEEKS ENDED
	August 28,	August 29,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(165,096)	$(16,831)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	33,464	31,368
Loss on disposal of equipment	8,708	—
Change in operating assets and liabilities:
Accounts receivable	12,404	18,617
Inventories	144,622	(18,797)
Prepaid expenses	1,550	(9,557)
Accounts payable	(103,041)	(24,824)
Accrued sales tax	(5,463)	(4,600)
Other accrued liabilities	(31,534)	(41,413)
Book overdraft	(208,357)	(354,378)
Net cash used in operating activities	(312,743)	(420,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in certificate of deposit	(1,957)	(3,356)
Purchase of property and equipment	(58,161)	(5,975)
Net cash used in investing activities	(60,118)	(9,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(121,462)	203,488
Proceeds from long-term debt	45,000	—
Principal payments on long-term debt	(27,311)	(29,180)
Redemption of common stock	—	(1,224)
Net cash (used in) provided by financing activities	(103,773)	173,084
Net decrease in cash	(476,634)	(256,662)
Cash and cash equivalents at beginning of period	824,443	971,416
Cash and cash equivalents at end of period	$347,809	$714,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for: Interest	$16,263	$13,402

See Notes to Financial Statements

AMERICAN CONSUMERS, INC.
NOTES TO FINANCIAL STATEMENTS

(1)	Basis of Presentation.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The interim financial statements have not been audited and should be read in conjunction with the notes to the financial statements presented in the Corporation’s 2010 Annual Report to Shareholders.  The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods.  All such adjustments are of a normal recurring nature.  The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)	Commitments and Contingencies.

We presently estimate that capital expenditures for required replacements of equipment in the ordinary course during the remainder of fiscal 2011 will be $100,000 or less, which we expect to be funded from operating cash flows.  Such expenditures would be in addition to $58,161 already expended during the first quarter of fiscal 2011 for new hand-held price scanning guns that the Company had to purchase to replace older refurbished equipment, in order to maintain the necessary compliance with the Payment Card Industry Data Security Standard (“PCI compliance”) for the processing of debit and credit card transactions. The purchase price for this equipment was funded in part through a new $45,000, three-year term loan from Gateway Bank & Trust, with the remainder being funded out of working capital. If it becomes necessary to replace the Company’s maintenance vehicle in this fiscal year, the estimated cost of replacement will be approximately $35,000. Future vehicle replacements, to the extent not paid for in cash, are expected to be funded through either bank or manufacturer financing, whichever option will provide the Company with the most favorable terms. While management is attempting to postpone future store improvements (which would include, among other things, replacement of certain older refrigeration equipment with more modern, attractive and energy-efficient cases), such improvements may be necessary prior to the end of fiscal 2011.  We cannot reliably estimate the cost of any such improvements at the present time, but we will attempt to manage the costs and the timing of such improvements in a manner which both contains the Company’s overall costs and allows us to finance these costs on the most favorable terms that we are able to obtain.

The Company has a 401(k) plan that is administered by Capital Bank and Trust Company.  Participation in the plan is available to all full-time employees.  The Company’s annual contributions to the plan are discretionary.  The Company’s contribution to the plan was $7,500 in each of fiscal years 2010 and 2009.

(3)	Fair Value Disclosures.

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

(4)	Cost of Goods Sold.

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

(5)	Subsequent Events.

The Company has evaluated subsequent events for potential recognition and/or disclosures in the condensed financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	THIRTEEN WEEKS ENDED
	August 28,	August 29,
	2010	2009
Sales	$7,881,042	$8,643,898
% Sales Increase (Decrease)	(8.83%)	(1.61%)
Gross Margin %	24.29%	23.51%
Operating, General and Administrative Expenses:
Amount	$2,075,468	2,060,467
% of Sales	26.33%	23.84%
Net Loss	$(165,096)	$(16,831)

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

The Company’s sales continued to decline during the first quarter of 2011, decreasing by $762,856 or 8.83% compared to the first quarter of fiscal 2010.  This decrease led to the net loss of $165,096 for the quarter.  The significant sales decrease experienced for this quarter represents an unfortunate continuation of the trends noted over the past two years of increasing downward pressure on sales due to a number of factors, including retail price decreases in certain lines as well as a continuation of the trend noted in recent periods of customers purchasing more private label and generic merchandise, which normally retails at lower prices than national brands, magnifying the impact on our selling prices of a sharply more competitive environment that is now widespread in the grocery industry.  Management also believes the Company is experiencing an ongoing impact from aggressive promotions by other non-grocery competitors for consumers’ food purchase dollars, such as fast food franchises offering entrée items for one dollar, as both these outlets and more full service restaurants cut prices this year to increase their share of consumers’ purchases in response to the trend observed in recent periods of customers preparing meals at home to reduce spending.  We also believe that the economy itself is affecting retail grocery sales, as individuals are forced to reduce spending, and purchase only what they need on each trip to the grocery store, in an effort to provide other essentials to their families.

Our gross margin improved from 23.51% of sales to 24.29% of sales for the current quarter ended August 28, 2010 as compared to the same quarter of the prior fiscal year.  The first quarter gross margin also represented an improvement over the 23.95% gross margin realized for the full 2010 fiscal year, though it still trails the 24.55% gross margin realized for fiscal 2009.  Given this increase in gross margin, management estimates that the Company would have operated at a break even level during the first quarter had sales not decreased as discussed above.  Management is continuing to work on the gross margin in an attempt to get back to the 24.55% level achieved for fiscal 2009.  Operating, general and administrative expenses for the first quarter increased by only $15,001 as compared to the prior year period, but increased as a percentage of sales from 23.84% to 26.33%, due largely to the decrease in sales.  The changes in operating, general and administrative expenses are discussed in more detail below.  Finally, $4,034 of the first quarter loss was due to a slight ($132) increase in interest income on the Company’s certificate of deposit being more than offset by a decline of $3,592 in other income as compared to the first quarter of fiscal 2010 (due mainly to variations in activity levels, as discussed below), as well as by a $3,511 increase in interest expense (due to a slightly higher fixed interest rate on the Company’s newest equipment loan, partially offset by slightly lower balances on other debt compared to the prior year period) and a $8,708 loss on disposal of the obsolete scanning guns that were replaced during the quarter.

The Company lost $16,831 during the quarter ended August 29, 2009.  Sales decreased by 1.61%, from $8,785,280 to $8,643,898.  This $141,382 decrease in sales was due in part to the lower prices (both wholesale and retail) on milk and other dairy products during the first quarter of fiscal 2010 as compared to the prior year period, as well as to our customers continuing to alter their buying habits by switching from national brands to private label brands which carry lower retail prices.  The gross margin was down slightly, from 23.75% to 23.51%, impacting net income by approximately $21,000.  Another factor contributing to the net loss for the quarter was a $5,555 increase in interest expense, due largely to additional debt incurred since the first quarter of fiscal 2009 to finance the replacement cycle for the Company’s electronic cash registers and scanning equipment that was completed during fiscal 2009.  The decrease in sales and gross margin, and the increased interest expense, were partially offset by a net decrease of $48,663 in operating, general and administrative expenses (as detailed below).  Interest income for the first quarter of fiscal 2010 (principally comprised of interest on our certificate of deposit) decreased from $2,651 to $1,880 due primarily to a decrease in the interest rate upon its annual renewal.

Management actively monitors both the gross margin and the Company’s retail pricing structure in an attempt to maximize profitability.  Management began working on the Company’s gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002.  While occasional improvements in gross profit have been seen in recent periods, such as the 24.55% gross margin we achieved for fiscal 2009 as compared to the gross margins of 23.85% for fiscal 2008 and 23.73% for fiscal 2007, it is difficult to maintain a trend of consistent improvement in the gross margin – as evidenced by the 23.95% gross margin realized for fiscal 2010 – due to competitive conditions which often delay the Company’s ability to pass through price increases experienced at the wholesale level.  The 24.29% gross margin realized for the first quarter of fiscal 2011 as compared to a gross margin of 23.51% for the first quarter of the prior year reflects the impact of retail pricing adjustments made during the quarter.  While management attempts to offset increases in its costs through pricing adjustments as competition allows, further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company’s gross margin is possible.

Management believes that competitive pressures on the Company, which have led to the losses experienced in three out of the last six fiscal years, will continue to increase over time as a result of the increased presence of larger competitors operating in the Company’s trade area.  These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company.  These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage.  In response to these developments, management will continue seeking to manage the Company’s pricing structure to produce the most favorable balance between increases in sales, which help to offset our fixed operating expenses, and the gross margin, which determines the profitability of the additional sales.  We will attempt to improve the gross margin and increase profitability by working to obtain the lowest cost for the Company’s inventory, and as competition permits, by periodically implementing adjustments in the Company’s overall mix of retail prices.

Our gross margins may not be directly comparable to those of our larger competitors, since some of those companies may include the costs of their internal distribution networks in cost of goods sold – thus impacting the gross margin – while others reflect such costs elsewhere (such as in operating, general and administrative expenses).  Unlike many of the larger grocery store chains with which we compete, the Company does not have an internal distribution network.  Inventory is delivered directly to our individual store locations by our wholesale supplier, which recovers its distribution costs through the markup that it charges to the Company.  Accordingly, our cost of goods sold as reflected in the Company’s financial statements is comprised principally of our direct wholesale cost for the acquisition of such inventory, net of applicable rebates and allowances as discussed under “Inventories” in Note 1 of the financial statements presented in the Company’s 2010 Annual Report to Shareholders.

While management has been working to contain increases in operating, general and administrative expenses as much as possible, they have continued to rise in recent periods, including first quarter of fiscal 2011, when they increased $15,001 due mainly to utilities, repairs and services, as well as an unfavorable variance in bad checks expense, as detailed below.  We achieved a small measure of success in these efforts for the first quarter of fiscal 2010, with such expenses decreasing by $48,663, or 0.17% as a percentage of sales, as compared to the first quarter of fiscal 2009.  While payroll, which comprises approximately 50% of our operating, general and administrative expenses, actually declined for the first quarter of fiscal 2011 as compared to the prior year period, a series of government-mandated increases in the minimum wage in recent years have pushed these costs steadily upward.  Management continues to monitor these expenses and continues to evaluate the performance of each of our grocery store locations to determine their long-term value to the Company.  Cost increases, combined with the relatively fixed nature of certain of our expenses, mean that whenever sales decrease, due to the effects of ongoing competition or otherwise, prior improvements experienced in these expenses as a percentage of sales will be eroded.  As demonstrated by the results for the current quarter, this directly and adversely affects the Company’s operating profits.  A more detailed discussion of these expenses and related changes for the periods presented is set forth below under the caption “Operating, General and Administrative Expenses.”

Sales:

Sales decreased by $762,856 (or 8.83%) for the first quarter of fiscal 2011 as compared to the first quarter of the prior year.  All of the Company’s stores experienced sales decreases, ranging from 0.39% to 28.23%.  The current quarter also continued the recent trend of customers purchasing more private label merchandise, which normally retails at lower prices than national brands, as well as ongoing price competition from non-grocery competitors for consumers’ food expenditures (as discussed above).  The location with the largest decrease continues to be adversely impacted by another tenant having moved out of the shopping center where it is located during fiscal 2006 and been replaced by a tenant which does not generate as much traffic, as well as by generally unfavorable traffic patterns at that location and by the recent opening of another significant grocery chain in its trade area.  The situation is further complicated by the fact that this store’s trade area currently has the highest unemployment rate of any of the Company’s eight markets.  A new tenant is currently trying to open in the same shopping center as this store, but it is not yet known whether this will have an impact on the performance of our store.  Another one of our stores also was affected by the closing during the quarter of a manufacturing plant that was one of the largest employers in its trade area.  We will continue to closely monitor the performance of each of our individual stores, and will attempt to maintain overall sales levels through active management of the Company’s advertising programs, product selection and overall mix of retail prices throughout the year.  We believe that offering a broader selection of generic and private label merchandise than some of our competitors may help to bolster sales, as customers seek out more of these goods to economize on their grocery spending.  It is hoped that these trends in consumer preferences will continue and, together with the availability of our check cashing program for customers, will assist us in maintaining sales and thereby offsetting some of the Company’s own increased costs.

Sales decreased by $141,382 (or 1.61%) for the first quarter of fiscal 2010 from the same quarter of fiscal 2009.  Six of the Company’s stores experienced sales decreases, ranging from 0.11% to 7.00%.  The two remaining stores showed increased sales for the current quarter of 0.19% and 2.15%, respectively.  A reduction in the retail sales prices of dairy items was one factor contributing to the overall sales decrease.  The trend of customers purchasing more private label merchandise, which normally retails at lower prices than national brands, also was reflected in this quarter’s sales.  As noted above, one location continued to be adversely impacted by another tenant having moved out of the shopping center where it is located during fiscal 2006 and been replaced by another tenant which does not generate as much traffic.

Gross Margin:

Due to retail pricing adjustments implemented during the quarter ended on August 28, 2010, the Company’s gross margin increased by 0.78% to 24.29% from 23.51% for the same quarter a year ago, which also represented an increase of 0.34% from the 23.95% gross margin we achieved for fiscal 2010.  Management is attempting to keep the gross margin in line through strategic pricing adjustments while competing with larger chains with more resources available to them to reduce the impact of lower gross margins.  If management is forced to reduce the gross margin in order to remain competitive such a decrease would have unfavorable effects on the Company’s net income.  While we achieved an increase in the gross margin for the current quarter, in recent years, the gross margin for the first quarter of our fiscal year has been lower than the level typically achieved for the other three quarters, due to sales mix and seasonal Fourth of July promotions.

The Company’s gross margin for the quarter ended August 29, 2009 decreased by 0.24%, to 23.51% from 23.75% for the first quarter of fiscal 2009, which also represented a decrease of 1.04% from the 24.55% gross margin we achieved for fiscal 2009.  As noted above, while this illustrates the difficulty of maintaining consistent improvements in the gross margin, management strives to keep the gross margin in line through strategic pricing adjustments balanced with periodic promotions to stimulate sales.

Operating, General and Administrative Expenses:

The Company’s ongoing operating, general and administrative expenses are comprised mainly of personnel salary and related payroll costs, utilities and telephone expenses, rental payments for leased locations, insurance expense, advertising and promotion expense, general and office supplies expense, repairs and maintenance, depreciation expense, bank service charges and credit card fees, bad checks expense, professional fees, and other minor miscellaneous expenses.  In accordance with ASC Topic 605, “Customer Payments and Incentives,” advertising rebates received from suppliers are deducted from advertising expense within this category.

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the quarters ended August 28, 2010 and August 29, 2009:

Expense Item	First Quarter 2011 Amount	% of First Qtr. 2011 Total	First Quarter 2010 Amount	% of First Qtr. 2010 Total
Payroll	$1,036,760	49.9	$1,055,600	51.3
Utilities & telephone expense	214,176	10.3	202,606	9.8
Rent	167,482	8.1	168,500	8.2
Insurance	154,483	7.4	151,361	7.3
Advertising & promotion	121,198	5.8	125,768	6.1
General & office supplies	82,025	4.0	99,631	4.8
Repairs & maintenance	84,723	4.1	58,712	2.8
Depreciation	33,463	1.6	31,368	1.5
Bank service charges and credit card fees	38,754	1.9	32,680	1.6
Bad checks	19,765	1.0	9,499	0.5
Professional fees	71,869	3.5	63,919	3.1
All other misc.	50,770	2.4	60,823	3.0
TOTAL	$2,075,468	100.0	$2,060,467	100.0

Overall, operating, general and administrative expenses for the first quarter of fiscal 2011 increased by $15,001 (or 0.7%) as compared to the first quarter of fiscal 2010, as increases totaling $67,088 in utilities and telephone expense, insurance, repairs and maintenance, depreciation, bank service charges and credit card fees, bad checks expense and professional fees were offset by decreases totaling $52,087 in payroll, rent, advertising and promotion expense, general & office supplies expense and all other miscellaneous expenses.

Utilities increased by $11,570 (or 5.7%) due to one of the hottest summers on record.  Insurance increased by $3,122 (or 2.1%) due to the increase in the Company’s group health, disability and life insurance premiums which took effect January 1, 2010 and the additional cost incurred to purchase “key man” life insurance on our chief executive officer, partially offset by a reduction in the Company’s other insurance premiums.  Repairs and maintenance increased by $26,011 (or 44.3%) due to additional repairs required on aging equipment during the quarter.  Depreciation expense increased by $2,095 (or 6.7%), reflecting the impact of the new cash registers, scanning equipment and other assets purchased since fiscal 2009.  Bank service charges and credit card fees increased by $6,074 (or 18.6%) due to volume driven increases in charges billed to the Company by its service provider for credit and debit card processing.  Bad checks increased by $10,266 (or 108.1%) for the quarter, as we experienced a significant upswing in individuals attempting to pass bad checks due to the current economic conditions.  Professional fees increased by $7,950 (or 12.4%) as compared to the first quarter of fiscal 2010, due to increased utilization of services.

Payroll expense decreased by $18,840 (or 1.8%), reflecting changes to officers’ pay following the management realignment that occurred after the death of our former Chairman and CEO last year, as well as management’s efforts to reduce payroll to help offset the reduction in sales.  Rent decreased by $1,018 (or 0.6%) due to the reduction in percentage rents overages related to decreased sales.  The $4,570 (or 3.6%) decrease in advertising and promotion expense resulted from a decrease in the cost of one of our promotional programs due to decreased sales levels, as well as management’s efforts to reduce amounts spent on advertising.  The reduction of $17,606 (or 17.7%) in general and office supplies expense is due primarily to a reduction in supplies ordered due to the decrease in sales. All other miscellaneous expenses decreased by $10,053 (or 16.5%) due to decreased sales and management’s efforts to reduce overall expenses.

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

Payroll expense increased by $11,513 (or 1.1%), reflecting the impact of the third in a series of Federally mandated increases in the minimum wage, partially offset by management efforts to contain these cost increases through the use of more efficient employee scheduling. Utilities and telephone expense increased by $6,746 (or 3.4%), primarily due to increased energy costs.  Insurance expense increased by $4,385 (or 3.0%), due to an increase in the Company’s group life, health and disability insurance premiums that took effect January 1, 2009, partially offset by a reduction in the Company’s other insurance premiums.  Rent increased by $2,719 (or 1.6%) due to the renewal of leases at certain of the Company’s stores.  Depreciation expense increased by $3,442 (or 12.3%), reflecting the impact of the new cash registers, scanning equipment and other assets purchased during fiscal 2009.  Other expenses increased by $1,232 (or 2.1%), due to increases in various miscellaneous expenses not otherwise classified. The $5,061 (or 3.9%) decrease in advertising and promotion expense resulted from a decrease in the cost of a promotional program tied to the cost of milk, which also decreased during the first quarter of 2010 compared to the same quarter of fiscal 2009, as well as management’s efforts to reduce amounts spent on advertising.  The reduction of $3,775 (or 3.7%) in general and office supplies expense is due primarily to a reduction in supplies ordered due to the decrease in sales.  The first quarter benefited from a large reduction in repairs and maintenance expense ($25,350, or 30.2% as compared to the prior year period), as we experienced significantly fewer repairs and maintenance issues as compared to the first quarter of fiscal 2009.  As demonstrated by the first quarter of fiscal 2011, however, we are unable to reliably forecast future fluctuations in this expense due to the age of most of our equipment (apart from the recently replaced registers and scanning equipment), and the inability to predict major equipment failures.  Bank service charges and credit card fees decreased by $4,422 (or 11.9%), due mainly to the Company changing service providers for the handling of credit card activity.  Professional fees were down by $6,530 (or 9.3%) for the first quarter of fiscal 2010, due to a slight reduction as compared to the fiscal 2009 period in our ongoing costs to comply with the Sarbanes-Oxley Act of 2002 (which remain elevated overall).  Finally, the quarter also benefited from a very significant reduction of $33,562 (or 77.9%) in bad checks expense, which more than offset $8,358 of professional fees associated with switching all of our stores to a new provider for bad check collection and control services during fiscal 2009.

Interest and Other Income:

Other income (not including interest income) decreased $3,592 (or 15.5%) for the quarter ended August 28, 2010 as compared to the quarter ended August 29, 2009.  The components of other income for the quarters ended August 28, 2010 and August 29, 2009, apart from interest income, were as follows:

	THIRTEEN WEEKS ENDED
Description	August 28, 2010	August 29, 2009

Check cashing fees	$13,865	$15,008

Funds for handling money orders/transfers	598	1,447

Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	3,489	3,616

Returned check fees	1,212	3,029

Revenue related to Fed-Ex shipments/other	411	67

TOTAL	$19,575	$23,167

The decrease in check cashing fees for the first quarter of 2011 reflects a reduction in the activity of cash checking, as management attempts to more closely monitor the acceptance of bad checks. A new system was in place at all of the Company’s stores as of the end of the quarter ended August 29, 2009, and the new system scans checks when presented and rejects any checks not deemed good by the system’s database.  Other changes in the components of other income presented above relate primarily to variations in the volume of the associated activity or service provided by the Company during each of the fiscal quarters presented.  Interest income increased by $132 as compared to the first quarter of fiscal 2010, due primarily to the re-pricing of the interest rate on the Company’s certificate of deposit at the latest renewal date.

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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the thirteen weeks ended August 28, 2010 or August 29, 2009, as a result of a continued net operating loss carry-forward and the related full valuation of the Company’s net deferred tax assets.

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

FINANCIAL CONDITION

Liquidity and Capital Resources:

Changes in the Company’s liquidity and capital resources during the periods presented resulted primarily from the following:

Cash Flows from Operating Activities

During the thirteen week quarter ended August 28, 2010, the Company used $312,743 in cash flow from operating activities.  In addition to the Company’s net loss of $165,096 for the quarter, other uses of cash included a decrease of $208,357 in the book overdraft as compared to fiscal 2010 year end (resulting from the timing impact of draws and repayments on our revolving line of credit in conjunction with the associated cash management feature), a $5,463 reduction in sales taxes owed (resulting mainly from decreased sales), a decrease in accounts payable of $103,041 (representing a reduction in trade payables owed due in part to decreased sales and decreased inventory), and a $31,534 reduction in other accrued liabilities (due to differences in the timing of payments on certain other liabilities in comparing the two periods presented).  Offsetting sources of operating cash flow included the impact of non-cash depreciation charges in the amount of $33,464 and the $8,708 book loss on equipment disposed of during the quarter, as well as a decrease in accounts receivable of $12,404, a decrease of $144,622 in inventories (due to purchasing adjustments made in response to decreased sales) and a decrease in prepaid expenses of $1,550 as a result of a decrease in prepaid maintenance at the end of the quarter.

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

Cash Flows from Investing Activities

Investing activities used $60,118 of cash flow during the thirteen weeks ended August 28, 2010, due to $58,161 of expenditures for the purchase of equipment consisting of updates to hand held price scanning guns necessitated by requirements to remain PCI compliant as discussed above and an increase in the Company’s certificate of deposit in the amount of $1,957.

Investing activities used $9,331 of cash flow during the thirteen weeks ended August 29, 2009, due to $5,975 of expenditures for the purchase of equipment consisting of a computer, two scales and a freezer door and an increase in the Company’s certificate of deposit in the amount of $3,356.

Cash Flows from Financing Activities

Financing activities used $103,773 of cash flow during the thirteen weeks ended August 28, 2010, as a net decrease of $121,462 in short-term debt (primarily outstanding borrowings under our line of credit) and payments on long-term debt in the amount of $27,311 were partially offset by proceeds from new term debt in the amount of $45,000 used to assist in the purchase of the hand held price scanning guns.

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

Overall, the Company’s cash and cash equivalents decreased by $476,634 during the first quarter of fiscal 2011 as compared to a decrease in cash and cash equivalents of $256,662 for the first quarter of fiscal 2010.

The ratio of current assets to current liabilities was 1.35 to 1 at the end of the latest quarter, August 28, 2010 compared to 1.74 to 1 on August 29, 2009 and 1.36 to 1 at the end of the fiscal year ended on May 29, 2010.  Cash, cash equivalents and the certificate of deposit constituted 21.61% of the total current assets at August 28, 2010, as compared to 29.51% of the total current assets at August 29, 2009 and 30.70% at May 29, 2010.  As previously reported, the Company has increased its reliance on bank financing and working capital management, and has limited additional capital spending where possible, to maintain adequate liquidity to fund operations in connection with the operating losses experienced in five out of the last ten years.  As employment and inventory costs increase, management will continue to attempt to compensate for the increases through operational efficiencies (including both efficient working capital management and seeking to reduce other expenses where possible), and through seeking to continue the favorable cash management arrangements with our primary lender.

Historically, the Company has financed its working capital requirements principally through its cash flow from operations.  Short-term borrowing to finance inventory purchases is currently provided by the Company’s $800,000 line of credit with Gateway Bank & Trust and through borrowings from related parties, as discussed below.  The bank line of credit has a 12 month term which requires that it be renewed in May of each year and contains a borrowing base provision that limits the maximum outstanding indebtedness to forty percent (40%) of the value of the Company’s inventory, as measured on a quarterly basis.  As of August 28, 2010, we had $121,470 available to be borrowed under the line of credit.  The bank line of credit is secured by the Company’s certificate of deposit, as well as by a security interest in substantially all of our accounts receivable, inventory, machines and equipment, furniture and fixtures and by the personal guarantee of Paul R. Cook, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer.  While we believe that these sources will continue to provide us with adequate liquidity to supply the Company’s working capital needs, if the Company’s operating losses were to increase relative to depreciation and other non-cash charges, our operating cash flows could be adversely affected.  If this happens, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs.  If we were required to seek such additional financing and were not able to obtain it, or were unable to do so on commercially reasonable terms, we could be required to reduce the Company’s current level of operations in order to lower our working capital requirements to a level that our present financing arrangements would support.

Short-term borrowings as of specific dates are presented below:

	August 28, 2010	May 29, 2010	August 29, 2009
Matthew Richardson	$549	$541	$518
Line of Credit	678,530	800,000	799,630
TOTAL	$679,079	$800,541	$800,148

During the quarter ended August 28, 2010, we increased the Company’s borrowings from related parties by a net amount of $8 (reflecting additional interest accrued) and also decreased the outstanding balance under the line of credit by a net amount of $121,470.  We paid a total of $10,686 and $6,317 in interest on the Company’s outstanding borrowings under its bank line of credit during the first quarter of fiscal years 2011 and 2010, respectively.

The Company’s line of credit with Gateway Bank & Trust bears interest at the prime rate as published in The Wall Street Journal, subject to a 6.0% floor.  The note to Matthew Richardson is unsecured, payable on demand and bear interest at .25% below the base rate charged by Gateway Bank & Trust on the line of credit.  Matthew Richardson is a son of principal stockholder Diana Richardson, and is the brother of Todd Richardson, the Company’s Executive Vice President and Chief Operating Officer.

Long-Term Debt:

At August 28, 2010, long-term debt consisted of (A) a note payable to Gateway Bank & Trust of $63,911 used to pay off Northwest Georgia Bank on a note which financed, in December 2003,

the addition of the Company’s eighth grocery store; (B) six notes with an aggregate balance of $239,911 as of August 28, 2010, executed during fiscal 2009 with Gateway Bank & Trust to finance the replacement of cash registers and related equipment at six of the Company’s retail outlets; (C) a note payable to Gateway Bank & Trust of $43,871 which financed, in July 2010, the purchase of hand held price scanning guns.  Long-term debt as of specific dates is presented below:

	August 28, 2010	May 29, 2010	August 29, 2009
Six notes payable to Gateway Bank & Trust;
principal and interest due in monthly installments
aggregating $6,685; interest at prime rate
plus 0.5%with 6.00% floor, and maturities
ranging from August 2013 through March 2014;
collateralized by equipment, inventory and
personal guarantees of the Company’s
CEO and CFO
	$ 239,911	$ 256,122	$ 303,423

Note payable to Gateway Bank & Trust; principal and interest due in monthly installments of $3,684, through April 2012; interest at prime rate with 6.00% floor; collateralized by equipment, inventory, and personal guarantees of the Company’s CEO and CFO	63,911	73,882	102,936

Note payable to Gateway Bank & Trust; principal and interest due in monthly installments of $1,381, through July 2013; interest fixed at 6.50%; collateralized by equipment, inventory, and personal guarantees of the Company’s CEO and CFO	43,871	—	—

Three vehicle installment loans; principal and interest due in monthly installments aggregating $1,591; maturities ranging from January 2010 through July 2010; collateralized by automobiles	—	—	13,520
	$347,693	$330,004	$419,879
Less current maturities	123,293	107,537	116,348
	$224,400	$222,467	$303,531

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to August 28, 2010:

Twelve Months Ending August	Amount
2011	$123,293
2012	109,309
2013	90,775
2014	24,316
2015	—

During the quarter ended August 28, 2010 retained earnings decreased as a result of the Company’s net loss for the quarter.

Critical Accounting Policies:

Critical accounting policies are those policies that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management believes it has chosen accounting policies that are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Our significant accounting policies are summarized in Note 1 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended May 29, 2010.

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

Management recognized approximately $103,531 and $105,612 of vendor allowances as a reduction in inventory costs for the thirteen weeks ended August 28, 2010 and August 29, 2009, respectively.  Amounts that represent a reimbursement of specific identifiable incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred.  Management recognized approximately $14,700 and $19,320 in advertising allowances recorded as a reduction of advertising expense for the thirteen weeks ended August 28, 2010 and August 29, 2009, respectively.

Asset Impairments:

Management accounts for any impairment of its long-lived assets in accordance with ASC Topic 360, “Property, Plant and Equipment.”  Management monitors the carrying value of its long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  As of August 28, 2010 and August 29, 2009, no long-lived assets have been identified by management as impaired.

Off-Balance Sheet Arrangements:

The Company had no significant off-balance sheet arrangements as of August 28, 2010.

Related Party Transactions:

Except as discussed above under “Liquidity and Capital Resources,” there were no material related party transactions during the thirteen week period ended August 28, 2010.

Forward – Looking Statements:

Information provided by the Company, including written or oral statements made by its representatives, may contain “forward looking information” as defined in Section 21E of the Securities Exchange Act of 1934, as amended.  All statements which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company’s business, the effects of future competition, future capital expenditures and the Company’s business strategy, are forward-looking statements.  In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements.  This forward-looking information is based on various factors and was derived utilizing numerous assumptions.  Many of these factors previously have been identified in filings or statements made on behalf of the Company, including filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 8-K.  Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include the following (in addition to those matters discussed in the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2010): changes in the general economy or in the Company’s primary markets, the effects of ongoing price competition from competitors (some of which have greater financial resources than those of the Company), changes in consumer spending, the nature and extent of continued consolidation in the grocery store industry, changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to any litigation or other claims, inability to develop new stores or complete remodels as rapidly as planned, stability of product costs, supply or quality control problems with the Company’s vendors, and other issues and uncertainties detailed from time-to-time in the Company’s filings with the Securities and Exchange Commission.

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

Our management, including our CEO (who also serves as our CFO), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s management, with the participation of its CEO (who also serves as its CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of August 28, 2010.  Based on that evaluation, the Company’s Chief Executive Officer (and Chief Financial Officer) concluded that the Company’s disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AMERICAN CONSUMERS, INC.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 29, 2010.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 6	EXHIBITS

The Exhibit Index attached to this report is incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CONSUMERS, INC.
(Registrant)

Date: October 12, 2010	/s/ Paul R. Cook
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