Form 10-Q
period 2010-11-27
AMERICAN CONSUMERS INC
filed 2011-01-11
CIK 4811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2010 OR

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer ☐(Do not check if a smaller reporting company	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 7, 2011
COMMON STOCK - $ .10 PAR VALUE	749,475
NON VOTING COMMON STOCK - $ .10 PAR VALUE	----

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	November 27,	November 28,	November 27,	November 28,
	2010	2009	2010	2009
NET SALES	$7,724,696	$8,138,983	$15,605,738	$16,782,881
COST OF GOODS SOLD	5,921,821	6,171,934	11,888,457	12,783,841
Gross Margin	1,802,875	1,967,049	3,717,281	$3,999,040

OPERATING, GENERAL AND
ADMINISTRATIVE EXPENSES	2,032,158	2,162,198	4,107,626	4,222,665

Operating Loss	(229,283)	(195,149)	(390,345)	(223,625)

OTHER INCOME (EXPENSE)
Interest income	1,583	2,013	3,595	3,893
Other income	22,642	19,984	42,217	43,151
Loss on disposal of equipment	—	—	(8,708)	—
Interest expense	(13,579)	(14,989)	(30,492)	(28,391)
Loss Before Income Taxes	(218,637)	(188,141)	(383,733)	(204,972)
INCOME TAXES	—	—	—	—

NET LOSS	(218,637)	(188,141)	(383,733)	(204,972)

RETAINED EARNINGS:
Beginning	419,958	1,047,622	585,054	1,064,534

Redemption of common stock	—	(551)	—	(632)

Ending	$201,321	$858,930	$201,321	$858,930

PER SHARE:
Net Loss	$(0.292)	$(0.248)	$(0.512)	$(0.268)

Cash dividends	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	749,475	759,886	749,475	764,053

See Notes to Financial Statements

FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED BALANCE SHEETS
November 27,	May 29,
2010	2010
(Unaudited)
--A S S E T S--
CURRENT ASSETS

Cash and cash equivalents	$404,214	$824,443
Certificate of deposit	300,000	316,552
Accounts receivable	159,288	117,137
Inventories	2,380,362	2,407,785
Prepaid expenses	57,365	50,433
Total current assets	3,301,229	3,716,350
PROPERTY AND EQUIPMENT - at cost
Leasehold improvements	317,056	314,556
Furniture, fixtures and equipment	3,114,016	3,067,580
	3,431,072	3,382,136
Less accumulated depreciation	(2,920,527)	(2,860,964)
	510,545	521,172
TOTAL ASSETS	$3,811,774	$4,237,522

--LIABILITIES AND STOCKHOLDERS' EQUITY--
CURRENT LIABILITIES
Accounts payable	$1,153,357	$776,479
Book overdraft	613,227	714,206
Short-term borrowings	504,567	800,541
Current maturities of long-term debt	125,163	107,537
Accrued sales tax	87,306	86,088
Other	234,371	245,199
Total current liabilities	2,717,991	2,730,050
LONG-TERM DEBT	192,511	222,467

STOCKHOLDERS' EQUITY
Nonvoting preferred stock – authorized 5,000,000
shares of no par value; no shares issued	—	—
Nonvoting common stock – authorized 5,000,000
shares-$.10 par value; no shares issued	—	—
Common stock - $.10 par value; authorized 5,000,000
shares; shares issued of 749,475	74,948	74,948
Additional paid-in capital	625,003	625,003
Retained earnings	201,321	585,054
Total Stockholders' Equity	901,272	1,285,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,811,774	$4,237,522

See Notes to Financial Statements

FINANCIAL INFORMATION AMERICAN CONSUMERS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

TWENTY-SIX WEEKS ENDED
November 27,	November 28,
2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(383,733)	$(204,972)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	66,962	62,417
Loss on disposal of equipment	8,708	—
Change in operating assets and liabilities:
Accounts receivable	(42,151)	(11,732)
Inventories	27,423	(155,192)
Prepaid expenses	(6,932)	(17,520)
Accounts payable	376,878	(94,105)
Book overdraft	(100,979)	110,613
Accrued sales tax	1,218	(8,119)
Other accrued liabilities	(10,828)	(11,564)

Net cash used in operating activities	(63,434)	(330,174)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in certificate of deposit	16,552	(5,319)
Purchase of property and equipment	(65,043)	(17,704)
Net cash used in investing activities	(48,491)	(23,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(295,974)	15,226
Proceeds from long-term borrowings	45,000	—
Principal payments on long-term debt	(57,330)	(58,307)
Redemption of common stock	—	(9,560)

Net cash used in financing activities	(308,304)	(52,641)

Net decrease in cash	(420,229)	(405,838)
Cash and cash equivalents at beginning of period	824,443	971,416
Cash and cash equivalents at end of period	$404,214	$565,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid during the six months for:
Interest	$30,917	$28,391

See Notes to Financial Statements

MERICAN CONSUMERS, INC.
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

(2)           Commitments and Contingencies.

We presently estimate that capital expenditures for required replacements of equipment in the ordinary course during the remainder of fiscal 2011 will be $100,000 or less, which we expect to be funded from operating cash flows.  Such expenditures would be in addition to $65,043 already expended during the first two quarters of fiscal 2011, with the most significant expenditure being $58,161 for new hand-held price scanning guns that the Company had to purchase to replace older refurbished equipment, in order to maintain the necessary compliance with the Payment Card Industry Data Security Standard (“PCI compliance”) for the processing of debit and credit card transactions.  The purchase price for this equipment was funded in part through a new $45,000, three-year term loan from Gateway Bank & Trust, with the remainder being funded out of working capital.  Additional capital expenditures through the end of the second quarter included leasehold improvements at one of our locations in the amount of $2,500 and the purchase of an electric pallet jack in the amount of $4,382 at another location.  If it becomes necessary to replace the Company’s maintenance vehicle in this fiscal year, the estimated cost of replacement will be approximately $40,000, which would be in addition to the $100,000 estimated expenditures for ordinary course replacements discussed above.  Future vehicle replacements, to the extent not paid for in cash, are expected to be funded through either bank or manufacturer financing, whichever option will provide the Company with the most favorable terms.  While management is attempting to postpone future store improvements (which would include, among other things, replacement of certain older refrigeration equipment with more modern, attractive and energy-efficient cases), such improvements may be necessary prior to the end of fiscal 2011.  We cannot reliably estimate the cost of any such improvements at the present time, but we will attempt to manage the costs and the timing of such improvements in a manner which both contains the Company’s overall costs and allows us to finance these costs on the most favorable terms that we are able to obtain.

The Company has a 401(k) plan that is administered by Frontier Trust Company, which was formally administered by Capital Bank and Trust Company.  Participation in the plan is available to all full-time employees after one year of service and age 19.  The Company’s annual contributions to the plan are discretionary.  The Company’s contribution to the plan was $7,500 in each of fiscal years 2010 and 2009.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
November 27,	November 28,	November 27,	November 28,
2010	2009	2010	2009

Sales	$7,724,696	$8,138,983	$15,605,738	$16,782,881
% Sales Increase (Decrease)	(5.09%)	(6.46%)	(7.01%)	(4.02%)
Gross Margin %	23.34%	24.17%	23.82%	23.83%
Operating, General and Administrative Expenses:
Amount	$2,032,158	$2,162,198	$ 4,107,626	$ 4,222,665
% of Sales	26.31%	26.57%	26.32%	25.16%
Net Loss	$ (218,637)	$ (188,141)	$ (383,733)	$ (204,972)

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

Although sales continued to decline during the quarter ended November 27, 2010 at the rate of 5.09%, that decrease was an improvement over the first quarter decrease of 8.83% as compared to the respective prior year periods.  This decrease led to the net loss of $218,637 for the quarter.  The significant sales decrease experienced for this quarter represents an unfortunate continuation of the trends noted over the past two years of increasing downward pressure on sales due to a number of factors, including retail price decreases in certain lines as well as a continuation of the trend noted in recent periods of customers purchasing more private label and generic merchandise, which normally retails at lower prices than national brands, magnifying the impact on our selling prices of a sharply more competitive environment that is now widespread in the grocery industry.  Management also believes the Company is experiencing an ongoing impact from aggressive promotions by other non-grocery competitors for consumers’ food purchase dollars, such as fast food franchises offering entrée items for one dollar.  Both these outlets and more full service restaurants have continued aggressive pricing and promotions to increase their share of consumers’ purchases, in response to the trend observed in recent periods of customers preparing meals at home to reduce spending.  We also believe that the economy itself is affecting retail grocery sales, as individuals are forced to reduce spending, and purchase only what they need on each trip to the grocery store, in an effort to provide other essentials to their families.

Our gross margin decreased from 24.17% of sales to 23.34% of sales for the current quarter ended November 27, 2010 as compared to the same quarter of the prior fiscal year, although the gross margin for the first six months of fiscal 2011 held relatively steady at 23.82% as compared to 23.83% for the first six months of fiscal 2010.  Operating, general and administrative expenses decreased by $130,040 for the second quarter as compared to the prior year period (decreasing as a percentage of sales from 26.57% to 26.31%), and also decreased by $115,039 for the first six months of fiscal 2011 as compared to the prior year (though constituting 26.32% of sales as compared to 25.16% for the first six months of fiscal 2010, due to the sales decline).  This slight decrease was due to Company management reducing controllable expenses where possible, as well as to the absence of a $96,390 flood loss incurred during the second quarter of fiscal 2010.  The changes in operating, general and administrative expenses are discussed in more detail below.  Finally, $3,638 of the second quarter loss was offset by net changes in other income (expense) items, interest income and interest expense, while the net effect of such changes increase the loss for the six month period by $3,333, as discussed below under “Interest and Other Income” for each period presented.

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

Overall, sales during the quarter ended November 28, 2009 decreased by $561,914, or 6.46%, compared to the same quarter of the prior year, continuing a trend which began in the first quarter of fiscal 2010 when sales decreased by 1.61% compared to the prior year period.  This sales decrease was due in part to the lower prices (both wholesale and retail) on milk and other dairy products during the current quarter as compared to the prior year period, as well as to the additional factors discussed below under “Sales” for both the three and six month periods ended November 28, 2009.  In addition to the sales decrease, our gross margin was down by 0.55% from the same period of the prior year, impacting net income by approximately $44,800, due to certain pricing changes made in an effort to stimulate sales during the quarter.  Operating, general and administrative expenses, which included the flood loss of $96,390, were up by only $29,511 over the prior year, but were up as a percentage of sales by 2.06%.  Without the $96,390 flood loss, these expenses would have been down by $66,879, but still would have equaled 25.38% of sales as compared to 24.51% of sales for the same quarter of the previous year, due to the sales decrease.  Changes in operating, general and administrative expenses for the period are discussed in more detail below.  Both interest income and other income decreased slightly for the second quarter and first six months of fiscal 2010 as compared to fiscal 2009, due, respectively, to lower prevailing interest rates on the Company’s bank deposits and to variations in the level of various revenue generating activities.  Interest expense increased for both the three and six month periods, due largely to additional debt incurred since the first quarter of fiscal 2009 to finance the replacement cycle for the Company’s electronic cash registers and scanning equipment that was completed during fiscal 2009.

Management actively monitors both the gross margin and the Company’s retail pricing structure in an attempt to maximize profitability.  Management began working on the Company’s gross margin during the quarter ended August 31, 2002, at which time the gross margin stood at 22.79% for the fiscal year ended June 1, 2002.  While occasional improvements in gross profit have been seen in recent periods, such as the 24.55% gross margin we achieved for fiscal 2009 as compared to the gross margins of 23.85% for fiscal 2008 and 23.73% for fiscal 2007, it is difficult to maintain a trend of consistent improvement in the gross margin-as evidenced by the 23.95% gross margin realized for fiscal 2010 – due to competitive conditions which often delay the Company’s ability to pass through price increases experienced at the wholesale level.  The gross margin for the current quarter fell to 23.34% as compared to 24.17% for the same quarter of the prior year, due to certain pricing adjustments made in an effort to stimulate sales, while remaining relatively steady at 23.82% for the first six months of fiscal 2011 as compared to

23.83% for the same period of fiscal 2010.  While management attempts to offset increases in its cost through pricing adjustments as competition allows, further improvements in the gross margin may not be achievable at this time, and further deterioration in the Company’s gross margin is possible.

Management believes that competitive pressures on the Company, which have led to the losses experienced in three out the last six fiscal years, will continue to increase over time as a result of the increased presence of larger competitors operating in the Company’s trade area.  These competitors have greater financial resources than those of the Company, and may be able to obtain preferential treatment from suppliers in the form of advertising allowances, lower prices and other concessions not available to the Company.  These factors allow our competitors to engage in aggressive pricing and promotional activities that the Company cannot match, putting us at a competitive disadvantage. In response to these developments, management will continue seeking to manage the Company’s pricing structure to produce the most favorable balance between increases in sales, which help to offset our fixed operating expenses, and the gross margin, which determines the profitability of the additional sales.  We will attempt to improve the gross margin and increase profitability by working to obtain the lowest cost for the Company’s inventory, and as competition permits, by periodically implementing adjustments in the Company’s overall mix of retail prices.

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

Management has been working to contain operating, general and administrative expenses as much as possible.  Operating, general and administrative expenses decreased in the second quarter as compared to the same quarter of fiscal 2010 due to the management of the Company continuing to work on reducing controllable expenses.  While payroll, which comprises approximately 50% of our operating, general and administrative expenses, declined for the second quarter of fiscal 2011 as compared to the prior year period, management continues to monitor these expenses and continues to evaluate the performance of each of our grocery store locations to determine their long-term value to the Company.  Cost increases, combined with the relatively fixed nature of certain of our expenses, mean that whenever sales decrease, due to the effects of ongoing competition or otherwise, prior improvements experienced in these expenses as a percentage of sales will be eroded.  As demonstrated by the results for the current quarter and first six months of fiscal 2011, this directly and adversely affects the Company’s operating profits.  A more detailed discussion of these expenses and related changes for the periods presented is set forth below under the caption “Operating, General and Administrative Expenses.”

Three Months Ended November 27, 2010 Compared to Three Months Ended November 28, 2009:

Sales:

Sales decreased by $414,287 (or 5.09%) for the second quarter of fiscal 2011 as compared to the second quarter of the prior year.  Six of the Company’s eight stores experienced sales decreases, ranging from 3.33% to 26.96%, while two stores experienced sales increases ranging from 0.92% to 1.22%.  The current quarter also continued the recent trend of customers purchasing more private label merchandise, which normally retails at lower prices than national brands, as well as ongoing price competition from non-grocery competitors for consumers’ food expenditures (as discussed above).  Management further believes that the economy itself is affecting retail grocery sales, as individuals are forced to reduce spending in an effort to provide other essentials to their families.  The location with the largest decrease continues to be adversely impacted by another tenant having moved out of the shopping center where it is located during the fiscal 2006 and been replaced by a tenant which does not generate as much traffic, as well as by generally unfavorable traffic patterns at that location and by the recent opening of another significant grocery chain in its trade area.  The situation is further complicated by the fact that this store’s trade area currently has the highest unemployment rate of any of the Company’s eight markets.  We will continue to attempt to maintain overall sales levels through active management of the Company’s advertising programs, product selection and overall mix of retail prices throughout the year.  We believe that offering a broader selection of generic and private label merchandise than some of our competitors may help to bolster sales, as customers seek out more of these goods to economize on their grocery spending.  It is hoped that these trends in consumer preferences will continue and, together with the availability of our check cashing program for customers, will assist us in maintaining sales and thereby offsetting some of the Company’s own increased costs.

Sales decreased $561,914 during the quarter ended November 28, 2009 compared to the quarter ended November 29, 2008.  One of the Company’s stores experienced an increase in sales of 0.01%, while the other seven stores experienced sales decreases ranging from 1.87% to 15.41%.  Having to close one store for the flood for three days contributed to the $561,914 decrease.  A reduction in the retail sales prices of dairy items was one factor contributing to the overall sales decrease.  The quarter also continued the recent trend of customers purchasing more private label merchandise, which normally retails at lower prices than national brands.  The Company also experienced increased competition from specials being promoted by the restaurant and fast food businesses, which are reducing their retail prices in an effort to increase their share of consumers’ food purchases in response to the trend observed in recent periods of customers preparing more meals at home to reduce spending.

We will continue to attempt to maintain overall sales levels through active management of the Company’s advertising programs, product selection and overall mix of retail prices throughout the year.  We believe that offering a broader selection of generic and private label merchandise than some of our competitors may have helped bolster sales in recent periods, prior to the declines experienced for the first half of fiscal 2010, as customers seek out more of these goods to economize on their grocery spending.  It is hoped that these trends in consumer preferences will continue and, together with the availability of our check cashing program for customers, will assist us in bolstering sales and thereby offsetting some of the Company’s own increased costs.  Of course, as also demonstrated by the current period’s results, pricing adjustments made to stimulate sales can contribute to erosion of the gross margin, as the Company has experienced in prior years, so maintaining profitable increases in sales over time may not be achievable.

Gross Margin:

Management was unable to maintain the gross margin of 24.29% achieved during the first quarter of fiscal 2011.  However the gross margin for the six month period ended November 27, 2010 is essentially the same as for the six months ended November 28, 2009.  Management is attempting to keep the gross margin in line through strategic pricing adjustments while competing with larger chains with more resources available to them to reduce the impact of lower gross margins.  When management is forced to reduce the gross margin in order to remain competitive, as occurred during the most recent quarter, the reduction has an unfavorable effect on the Company’s net income.  The reduction in gross margin from 24.29% for the first quarter and the 23.34% for the second quarter is not the norm for the Company.  In recent years, the gross margin for the first quarter or our fiscal year has been lower than the level typically achieved for the other three quarters, due to sales mix and seasonal Fourth of July promotions. Management will continue its efforts to keep the gross margin in line through strategic pricing adjustments.  However, improved margins may be difficult to achieve if sales continue to decrease.

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

The table set forth beginning at the top of the next page details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the quarters ended November 27, 2010 and November 28, 2009:

Expense Item	Second Quarter 2011 Amount	% of Second Qtr. 2011 Total	Second Quarter 2010 Amount	% of Second Qtr. 2010 Total

Payroll	$ 1,025,190	50.5	$ 1,074,753	49.7

Utilities & telephone expense	204,365	10.1	199,454	9.2

Rent	167,685	8.3	166,563	7.8

Insurance	148,154	7.3	148,957	6.9

Advertising & promotion	107,797	5.3	123,741	5.7

General & office supplies	88,717	4.4	89,545	4.1

Repairs & maintenance	84,225	4.1	78,507	3.6

Depreciation	33,500	1.6	31,049	1.4

Bank service charges and credit card fees	37,495	1.8	31,386	1.5

Bad checks	8,022	0.4	13,307	0.6

Professional fees	69,997	3.4	52,084	2.4

Flood loss	—	—	96,390	4.5

All other miscellaneous	57,011	2.8	56,462	2.6

TOTAL	$2,032,158	100.0	$2,162,198	100.0

Overall, operating, general and administrative expenses for the second quarter of fiscal 2011 decreased by $130,040 (or 6.0%) as compared to the second quarter of fiscal 2010, as decreases totaling $72,423 in payroll, insurance, advertising and promotion, general and office supplies, bad checks, plus elimination of the $96,390 flood loss, were partially offset by increases totaling $38,773 in utilities and telephone, rent, repairs and maintenance, depreciation, bank service charges and credit card fees, professional fees and all other miscellaneous expenses.

Payroll decreased by $49,563 (or 4.6%), reflecting changes to officers’ pay following the managerial realignment that occurred after the death of our former Chairman and CEO last year, as well as management’s efforts to reduce payroll to help offset the reduction in sales.  Insurance decreased $803 (or 0.5%), due to the reduction in the Company’s commercial premiums, including our workmen’s compensation audit, offset by an increase in the Company’s group health premiums which took effect January 1, 2010 and additional cost incurred to purchase “key man” life insurance payable to the Company on our Chief Executive Officer.  Advertising and promotion expense decreased $15,944 (or 12.9%), as a result of a decrease in the cost of one of our promotional programs due to the decreased sales levels, as well as management’s efforts to reduce amounts spent on advertising.  The reduction of $828 (or 0.9%) in general and office supplies expense is due primarily to a reduction in supplies ordered due to the decrease in sales.  Bad checks decreased by $5,285 (or 39.7%) as a result of additional measures to increase employee awareness of, and screening for, bad checks, as well as improved collections of bad checks with the Company’s current service provider.  The $96,390 flood loss during the second quarter of last year did not recur, resulting in the elimination of that item.

Utilities increased by $4,911 (or 2.5%) due to rates being raised by the utility company.  Rent increased by $1,122 (or 0.7%) due to a rent increase at one of our locations.  Repairs and maintenance increased by $5,718 (or 7.3%) due to additional repairs required on aging equipment during the quarter.  Depreciation expense increased by $2,451 (or 7.9%), reflecting the impact of purchasing new equipment since fiscal 2009.  Bank service charges and credit card fees increased by $6,109 (or 19.5%) due to volume driven increases in charges billed to the Company by its service provider for credit and debit card processing.  Professional fees increased by $17,913 (or 34.4%) as compared to the second quarter of fiscal 2010, due to increased utilization of services.  All other miscellaneous fees increased by $549 (or 1.0%).

Overall, operating, general and administrative expenses increased by $29,511 (or 1.38%), for the second quarter of fiscal 2010 as compared to the comparable period of fiscal 2009.  These expenses would have actually decreased if not for the flood loss experienced at one of the Company’s retail stores in September 2009.  Apart from the flood loss, the Company achieved a net decrease of $66,879 in these expenses as compared to the second quarter of fiscal 2009, reflecting management’s ongoing efforts to control costs.  Utilities and telephone expense decreased by $14,885 (or 6.94%), due to decreases in utility rates as well as a mild period of weather experienced during the quarter.  Insurance expense decreased slightly, due primarily to refunds recognized during the quarter ended November 28, 2009 in connection with audits of liability policies.  While essentially flat, advertising and promotion expense decreased slightly, by $1,540 (or 1.23%) as compared to the same period of fiscal 2009.  General and office supplies decreased $15,728 (or 14.94%) due to reduced sales resulting in reduced usage of certain operating supplies, such as grocery bags.  Bank service charges and credit card fees decreased by $3,620 (or 10.34%), as costs continued to decline due to a new service provider for credit/debit card transactions.  Bad checks expense decreased by $14,306 (or 51.81%), reflecting the continuing favorable impact of having switched all of our stores to a new provider for bad check collection and control services during fiscal 2009.  Vehicle expense decreased by $4,356 (or 32.02%), due to expenditures required for several repairs to the Company’s aging fleet during the second quarter of fiscal 2009 as compared to the absence of such expenses in the second quarter of fiscal 2010.  All other miscellaneous expenses decreased by $16,575 (or 26.15%), due to a reduction in various miscellaneous expenses not otherwise classified.  These reductions were partially offset by increases in certain operating, general and administrative expenses, including an increase in payroll expenses of $4,887 (or 0.46%) as the last of the federally mandated increases in the minimum wage took effect on July 25, 2009, partially offset by management efforts to contain these cost increases through the use of more efficient employee scheduling.  Repairs and maintenance increased by $2,249 (or 2.95%) due to additional work required on the Company’s aging equipment during the quarter.  Depreciation remained fairly consistent, actually decreasing by $1,435 (or 4.4%) as compared to the second quarter of fiscal 2009, while rent expense and professional fees also remained fairly stable.

Interest and Other Income:

Other income (not including interest income) increased from $19,984 for the quarter ended November 28, 2009 to $22,642 for the quarter ended November 27, 2010.  The increase in check cashing fees for the second quarter of fiscal 2011 reflects an increase in the activity of check cashing, as well as improved training of store-level employees to make sure this fee is collected on a consistent basis.  The increase of $864 for the quarter ended November 27, 2010 in funds received for handling money orders and money transfers in the stores was due to an increase in the volume of these transactions as compared to the prior year period.  The increase of $906 for the quarter ended November 27, 2010 in returned check fees resulted mainly from enhanced employee training at certain of the Company’s locations to improve consistency in collecting these fees.  Changes in the other components of other income presented below relate primarily to variations in the volume of the associated activity or service provided by the Company during each of the fiscal periods presented.  The components of other income for the quarters ended November 27, 2010 and November 28, 2009 were as follows:

THIRTEEN WEEKS ENDED
Description	November 27, 2010	November 28, 2009

Check cashing fees	$14,771	$13,386

Funds received for handling money orders	2,007	1,143

Vendor’s compensation from the States of
Alabama and Georgia for collecting and
remitting sales taxes on a timely basis	3,413	3,501

Returned check fees	2,232	1,326

Revenue related to Fed-Ex shipments/other	219	628

TOTAL	$22,642	$19,984

Interest income decreased by $430 as compared to the second quarter of fiscal 2010, due to the re-pricing of the interest rate on the Company’s certificate of deposit at the latest renewal date.  Interest expense decreased by $1,410 due to reductions in long term debt and interest paid on our line of credit.

Six Months Ended November 27, 2010 Compared to Six Months Ended November 28, 2009:

Sales:

Sales for the six months ended November 27, 2010 decreased $1,177,143 (or 7.01%) compared to the same six-month period last year.  Seven of the Company’s eight stores experienced sales decreases, ranging from 3.69% to 27.63%, with sales at the other store remaining essentially flat as compared to the first six months of fiscal 2010.  As discussed in more detail above in relation to the three month period, competition for consumers’ food dollars both from larger grocery retailers and from the restaurant industry, continuing weakness of the overall economy and retail price reductions on items such as milk and dairy products all contributed to this decrease.  Management is continuing to adjust the Company’s retail pricing structure, in response to competitive conditions, in an effort to improve sales levels and maintain a loyal customer base.

Sales for the six months ended November 28, 2009 decreased $703,296 (or 4.02%) compared to the same six-month period of the prior year.  Six of the Company’s eight stores experienced sales decreases, ranging from 2.61% to 11.21%, with sales at the other two stores remaining essentially flat as compared to the first six months of fiscal 2009.  As discussed in more detail above in relation to the three month period, competition, the economy and retail price reductions on items such as milk and dairy products all contributed to this decrease, as well as the effects of the unscheduled closing in September 2009 due to a flood at one location.

Gross Margin:

The Company’s gross margin percentage for the six months ended November 27, 2010 essentially remained flat, with the margin going from 23.83% to 23.82% as compared to the six months ended November 28, 2009.  The gross margin percentage is dependent on our ability to keep pace with increases in wholesale prices, and our ability to pass those increases on to the customer based on competition.  Management is constantly working to strategically adjust the retail prices of our merchandise to recover increases in our wholesale costs, to the extent permitted by competition.

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

Operating, General and Administrative Expenses:

The following table details the components of operating, general and administrative expenses, both in absolute terms and as a percentage of the total of all such expenses, for the six month fiscal periods ended November 27, 2010 and November 28, 2009:

Expense Item	FY 2011 Six Month Amount	% of FY 2011 Six Month Total	FY 2010 Six Month Amount	% of FY 2010 Six Month Total

Payroll	$2,061,950	50.2	$2,130,353	50.4

Utilities & telephone expense	418,540	10.1	402,060	9.5

Rent	335,167	8.2	336,048	7.9

Insurance	302,637	7.4	300,318	7.1

Advertising & promotion	228,996	5.6	249,508	5.9

General & office supplies	170,742	4.2	189,177	4.5

Repairs & maintenance	168,948	4.1	137,219	3.3

Depreciation	66,963	1.6	62,417	1.5

Bank service charges and credit card fees	76,249	1.9	64,066	1.5

Bad checks	27,788	0.7	22,805	0.5

Professional fees	141,867	3.4	116,003	2.8

Flood loss	—	—	96,390	2.3

All other miscellaneous	107,779	2.6	116,301	2.8

TOTAL	$4,107,626	100.0	$4,222,665	100.0

Overall, the Company’s operating, general and administrative expenses decreased by $115,039 (or 2.7%) for the first six months of fiscal 2011 as compared to the same period last year, reflecting management’s ongoing efforts to control costs.  Payroll decreased by $68,403 (or 3.2%), which reflects management’s ongoing efforts to control payroll costs in response to sales decreases.  Rent decreased slightly by $881 (or 0.3%) compared to the first half of fiscal 2010 due to a reduction in percentage rent overages related to decreased sales at one store location, partially offset by an increase in base rent at another store location.  Advertising and promotion expense decreased by $20,512 (or 8.2%) due to reductions in sales promotions as a result of decreased sales, as well as reductions in advertising programs.  General and office supplies decreased $18,435 (or 9.7%), due to reduced sales decreasing the Company’s use of certain operating supplies.  Miscellaneous expenses were down $8,522 (or 7.3%), due to several reductions in various miscellaneous expenses not otherwise classified.  The remaining reduction in expenses results from the absence of last year’s $96,390 flood loss.

These reductions were partially offset by increases in other categories of operating, general and administrative expenses.  Utilities and telephone expense increased by $16,480 (or 4.1%) due to rising utility rates.  Insurance increased by $2,319 (or 0.8%), due to an increase in the group insurance coverage at our last renewal, partially offset by reductions in the annual premium for our commercial coverage.  Repairs and maintenance increased $31,729 (or 23.1%) due to the increasing repairs of aging equipment.  Depreciation increased by $4,546 (or 7.3%), reflecting the impact of the new cash registers, scanning equipment and other assets purchased since fiscal 2009.  Bank service charges and credit card fees increased by $12,183 (or 19.0%), due to increased utilization as customers increase their use of these payment systems.  Bad checks increased by $4,983 (or 21.9%) as we experienced a significant upswing in individuals attempting to pass bad checks due to the current economic conditions during the first quarter of fiscal 2011, partially offset by the Company’s efforts to combat this problem through improved screening of checks during the second quarter.  Professional fees increased $25,864 (or 22.3%) due to the increased use of services during the period.

In spite of the flood loss experienced in the second quarter, the Company’s operating, general and administrative expenses decreased by $19,152 (or 0.45%) for the first six months of fiscal 2010 as compared to the same period of fiscal 2009, reflecting management’s ongoing efforts to control costs.  Without the flood loss, the decrease would have been $115,542 (or 2.72%).  Utilities and telephone expense decreased by $8,139 (or 1.98%), for the reasons discussed above in relation to the second quarter.  Advertising and promotion decreased by $6,602 (or 2.58%), due to reductions in sales promotions as a result of decreased sales, as well as reductions in advertising programs.  General and office supplies expense declined by $19,502 (or 9.35%), due to reduced sales decreasing the Company’s use of certain operating supplies such as grocery bags.  Repairs and maintenance declined by $23,101 (or 14.41%), due in part to fewer equipment repairs being required during the first six months of fiscal 2010 as compared to the same period of fiscal 2009.  The drop in maintenance expenses also reflected the fact that the maintenance agreements entered into in connection with the new cash registers and scanning equipment purchased during fiscal 2009 initially cost the Company significantly less per year than the comparable agreements covering the equipment that was replaced.  During the second quarter of fiscal 2010, however, the first annual increases were triggered on those stores that passed their first anniversary date under these agreements, so these expenses will gradually increase again over time.  Bank service charges and credit card fees decreased by $8,042 (or 11.15%), reflecting ongoing cost savings from changing of the Company’s service provider for processing credit and debit card transactions.  Bad checks expense decreased by $47,869 (or 67.73%), also due to the change of the Company’s service provider handling bad checks.  Professional fees were down $7,456 (or 6.04%) during the first six months of fiscal 2010 as compared to the prior year period, reflecting heavier utilization of professional services during the prior fiscal year in connection with the Company’s first year of compliance with the internal controls provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  Vehicle expense decreased by $7,838 (or 32.39%), due to repairs having been required on several vehicles during the first six months of fiscal 2009 as compared to far fewer repairs during the same period of fiscal 2010.  Miscellaneous expenses were down $11,922 (or 10.66%), due to several reductions in various miscellaneous expenses not otherwise classified.  These reductions were partially offset by increases in certain operating, general and administrative expenses, including an increase in payroll expenses of $16,401 (or 0.78%) due to the scheduled final increase in the minimum wage.  Insurance increased $2,981 (or 1.00%), due to an increase in the group insurance premiums, partially offset by reductions in the annual premium for our commercial coverage.  Depreciation increased by $2,007 (or 3.32%), due to items that were placed in service subsequent to November 29, 2008 and subject to depreciation during the period (primarily the remainder of the new cash registers, scanning equipment and other assets purchased during fiscal 2009).  Rent remained relatively consistent, increasing by only $3,540 (or 1.06%) due to a lease renewal.  Management is continually working to reduce these costs, but the continued reduction is subject to sales levels, the economy, the continued aging of the Company’s equipment, government regulation and many other factors.

Interest and Other Income:

Other income (not including interest income) decreased from $43,151 for the six months ended November 28, 2009 to $42,217 for the six months ended November 27, 2010, due primarily to variations in the volume of the associated activity or service provided by the Company during each of the fiscal periods presented.  Returned check fees are down for the first six months of fiscal 2011 but were up for the most recent quarter, due to employee training at certain locations to increase consistency in collecting these fees.  The components of other income for the six months ended November 27, 2010 and November 28, 2009 were as follows:

TWENTY-SIX WEEKS ENDED
Description	November 27, 2010	November 28, 2009

Check cashing fees	$28,636	$28,394

Funds received for handling money orders	2,605	2,590

Vendor’s compensation from the States of Alabama and Georgia for collecting and remitting sales taxes on a timely basis	6,902	7,117
Returned check fees	3,445	4,355

Revenue related to Fed-Ex shipments/other	629	695
TOTAL	$42,217	$43,151

Interest income decreased by $298 for the first six months of fiscal 2011 as compared to the first six months of fiscal 2010, due to the re-pricing of the interest rate on the Company’s certificate of deposit at the latest renewal date.  Interest expense increased by $2,101 for the first six months of fiscal 2011 as compared to the prior year period, due to a slightly higher fixed interest rate on the Company’s newest equipment loan, partially offset by slightly lower balances on the Company’s line of credit and other debt compared to the prior year period.

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

No amounts have been provided for current and deferred federal and state tax expense in the statements of income for the six months ended November 27, 2010 or November 28, 2009, as a result of a continued net operating loss carry-forward and the related full valuation of the Company’s net deferred tax assets.

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

FINANCIAL CONDITION

Liquidity and Capital Resources:

Changes in the Company’s liquidity and capital resources during the periods presented resulted primarily from the following:

Cash Flows from Operating Activities

During the twenty-six weeks ended November 27, 2010, the Company used a net amount of $63,434 in cash flows from operating activities.  In addition to the Company’s net loss of $383,733 for the period, other uses of operating cash flow included: an increase of $42,151 in accounts receivable (due primarily to an increase in advertising and volume-based rebates from vendors); a $6,932 increase in prepaid expenses (due to an increase in prepaid maintenance charges as we entered the third year of the Company’s maintenance contract for its new registers in some stores); a decrease in the book overdraft of $100,979 (resulting from the timing impact of draws and repayments on our revolving line of credit in conjunction with the associated cash management feature); and a $10,828 decrease in other accrued liabilities (due to the differences in the timing of payments on certain other liabilities in comparing the two periods presented).  Offsetting sources of operating cash flow included the impact of non-cash depreciation charges in the amount of $66,962 and the $8,708 book loss on equipment disposed of during the six month period, as well as a decrease of $27,423 in inventories (due to purchasing adjustments made in response to decreased sales), a $376,878 increase in accounts payable (due to timing of payments, which resulted in a higher balance owed to ACI’s principal grocery supplier at period end) and an increase of $1,218 in accrued sales tax as sales in November increased relative to earlier months during the period.

During the twenty-six weeks ended November 28, 2009, the Company used a net amount of $330,174 in cash flows from operating activities.  In addition to the Company’s net loss of $204,972 for the period, other uses of operating cash flow included: an increase of $11,732 in accounts receivable (due primarily to an increase in the advertising and volume-based rebates from vendors partially offset by a decrease in coupons receivable due to timing of mailing coupons for redemption); a $155,192 increase in inventories (due to seasonal requirements for increased inventory to meet customer demand during the holiday periods in November and December); a $17,520 increase in prepaid expenses (due to an increase in prepaid maintenance charges as we entered the second year of the Company’s maintenance contract for its new registers in some stores); $94,105 reduction of accounts payable, as amounts owed to vendors were down from the total at the end of fiscal 2009; a decrease of $8,119 in accrued sales tax as sales continue to decrease; and a $11,564 decrease in other accrued liabilities (due to a reduction in accrued management bonuses in current quarter as compared to the prior year period, as well as to differences in the timing of payments on certain other liabilities in comparing the two periods presented.  These uses of cash were partially offset by the impact of $62,417 of non-cash depreciation expense, as well as an $110,613 increase in the book overdraft related to carrying the increased inventory during the period (resulting from the timing impact of draws and repayments on our revolving line of credit in conjunction with the associated cash management feature).

Cash Flows from Investing Activities

Investing activities used $48,491 of cash flow during the twenty-six weeks ended November 27, 2010.  Such amount included $65,043 of expenditures for equipment purchases during the period, as described above in Note 2 to the Company’s financial statements for the six months ended November 27, 2010.  This was partially offset by a decrease in the certificate of deposit by $16,552, due to the balance in excess of $300,000 (including accrued interest) being deposited into the Company’s main account at maturity.

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

Cash Flows from Financing Activities

Financing activities used $308,304 of additional cash flow during the twenty-six weeks ended November 27, 2010, as a net decrease of $295,974 in short-term debt (primarily outstanding borrowings under our line of credit) and payments on long-term debt in the amount of $57,330 were partially offset by proceeds from new term debt in the amount of $45,000 used to assist in the purchase of the hand held scanning guns that were purchased in the first quarter of fiscal 2011.

Financing activities used $52,641 of additional cash flow during the twenty-six weeks ended November 28, 2009.  Principal payments on long-term debt in the amount of $58,307 and the redemption of common stock in the amount of $9,560 were partially offset by the increase in short-term borrowings of $15,226.

Overall, the Company’s cash and cash equivalents decreased by $420,229 during the twenty-six weeks ended November 27, 2010, versus a decrease in cash and cash equivalents of $405,838 during the twenty-six weeks ended November 28, 2009.

The ratio of current assets to current liabilities was 1.21 to 1 at the end of the latest quarter, November 27, 2010 compared to 1.57 to 1 on November 28, 2009 and 1.36 to 1 at the end of the fiscal year ended May 29, 2010.  Cash, cash equivalents and the certificate of deposit constituted 21.33% of the total current assets at November 27, 2010, as compared to 25.07% of total current assets at November 28, 2009 and 30.70% of total current assets at May 29, 2010.  As previously reported, the Company has increased its reliance on bank financing and working capital management, and has limited additional capital spending where possible, to maintain adequate liquidity to fund operations in connection with the operating losses experienced in five out of the last ten years.  As employment and inventory costs increase, management will continue to attempt to compensate for the increases through operational efficiencies (including both efficient working capital management and seeking to reduce other expenses where possible), and through seeking to continue the favorable cash management arrangements with our primary lender.

Historically, the Company has financed its working capital requirements principally through its cash flow from operations.  Short-term borrowing to finance inventory purchases is currently provided by the Company’s $800,000 line of credit with Gateway Bank & Trust and through borrowings from related parties, as discussed below.  The bank line of credit has a 12 month term which requires that it be renewed in May of each year and contains a borrowing base provision that limits the maximum outstanding indebtedness to forty percent (40%) of the value of the Company’s inventory, as measured on a quarterly basis.  As of November 27, 2010, we had $295,990 available to be borrowed under the line of credit.  The bank line of credit is secured by the Company’s certificate of deposit, as well as by a security interest in substantially our entire accounts receivable, inventory, machines and equipment, furniture and fixtures and by the personal guarantee of Paul R. Cook, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer.  While we believe that these sources will continue to provide us with adequate liquidity to supply the Company’s working capital needs, if the Company’s operating losses were to increase relative to depreciation and other non-cash charges, our operating cash flows could be adversely affected.  If this happens, we could be required to seek additional financing through bank loans, or other sources, in order to meet our working capital needs.  If we were required to seek such additional financing and were not able to obtain it, or were unable to do so on commercially reasonable terms, we could be required to reduce the Company’s current level of operations in order to lower our working capital requirements to a level that our present financing arrangements would support.

Short-term borrowings as of specific dates are presented below:

	November 27, 2010	May 29, 2010	November 28, 2009
Matthew Richardson	$ 557	$ 541	$ 526
Line of Credit	504,010	800,000	611,360
TOTAL	$504,567	$800,541	$611,886

During the first six months of fiscal 2011, we increased the Company’s borrowings from related parties by $16 (reflecting additional accrued interest), and also decreased the outstanding balance under the line of credit by a net amount of $295,990.  We paid a total of $9,414 and $14,378 in interest on the Company’s outstanding borrowings under its bank line of credit during the first six months of fiscal years 2011 and 2010, respectively.

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

Long-Term Debt:

At November 27, 2010, long-term debt consisted of (A) a note payable to Gateway Bank & Trust of $53,787 used to pay off Northwest Georgia Bank on a note which financed, in December 2003, the addition of the Company’s eighth grocery store; (B) six notes with an aggregate balance of $223,451 as of November 27, 2010, executed during fiscal 2009 with Gateway Bank & Trust to finance the replacement of cash registers and related equipment at six of the Company’s retail outlets; (C) a note payable to Gateway Bank & Trust of $40,436 which financed, in July 2010, the purchase of hand-held price scanning guns.  Long-term debt as of specific dates is presented below:

November 27, 2010	May 29, 2010	November 28, 2009

Six notes payable to Gateway Bank & Trust;
principal and interest due in monthly installments
aggregating $6,685; interest at prime rate
plus 0.5%with 6.00% floor, and maturities
ranging from August 2013 through
March 2014; collateralized by equipment,
inventory and personal guarantee
of the Company’s CEO
	$ 223,451	$ 256,122	$ 287,941

Note payable to Gateway Bank & Trust; principal and interest due in monthly installments of $3,684, through April 2012; interest at prime rate with 6.00% floor; collateralized by equipment, inventory, and personal guarantee of the Company’s CEO	53,787	73,882	93,412

Note payable to Gateway Bank & Trust; principal and interest due in monthly installments of $1,381, through July 2013; interest fixed at 6.50%; collateralized by inventory and personal guarantee of the Company’s CEO	40,436	—	—

Three vehicle installment loans; principal and interest due in monthly installments aggregating $1,591; maturities ranging from January 2010 through July 2010; collateralized by automobiles	—	—	9,399
	$ 317,674	$ 330,004	$ 390,752
Less current maturities	125,163	107,537	113,769
	$ 192,511	$ 222,467	$ 276,983

The following is a schedule by years of the amount of maturities of all long-term debt subsequent to November 27, 2010:

Twelve Months Ending November	Amount
2011	$ 125,163
2012	99,884
2013	79,309
2014	13,318

During the quarter ended November 27, 2010 retained earnings decreased as a result of the Company’s net loss for the quarter.

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

Vendor Allowances:

The Company receives funds for a variety of merchandising activities from vendors whose products the Company buys for resale in its stores.  These incentives and allowances include volume or purchase based incentives, advertising allowances, and promotional discounts.  The purpose of these incentives and allowances is generally to aid in the reduction of the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products.  The allowances generally relate to short-term arrangements with vendors, often relating to a period of one month or less, and are typically negotiated on a purchase-by-purchase basis.  Due to system constraints and the nature of certain allowances, these allowances are applied as a reduction of inventory costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the initial purchase is sold.  Management recognized vendor allowances of $87,019 and $190,550, respectively, as a reduction in inventory costs for the thirteen and twenty-six week periods ended November 27, 2010, and recognized vendor allowances of $90,874 and $196,486, respectively, as a reduction in inventory costs for the thirteen and twenty-six week periods ended November 28, 2009.  Amounts that represent a reimbursement of specific identifiable incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred.  Management recognized approximately $19,061 and $33,761, respectively, in advertising allowances recorded as a reduction of advertising expense for the thirteen and twenty-six week periods ended November 27, 2010, and recognized approximately $14,650 and $33,970, respectively, in advertising allowances recorded as a reduction of advertising expense for the thirteen and twenty-six week periods ended November 28, 2009.

Asset Impairments:

Management accounts for any impairment of its long-lived assets in accordance with ASC Topic 360, “Property, Plant and Equipment.”  Management monitors the carrying value of its long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  As of November 27, 2010 and November 28, 2009, no long-lived assets have been identified by management as impaired.

Off-Balance Sheet Arrangements:

The Company had no significant off-balance sheet arrangements as of November 27, 2010.

Related Party Transactions:

Except as discussed above under “Liquidity and Capital Resources,” there were no material related party transactions during the twenty-six week period ended November 27, 2010.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of its CEO (who also serves as its CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of November 27, 2010.  Based on that evaluation, the Company’s CEO (and CFO) concluded that the Company’s disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting during most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN CONSUMERS, INC.
(Registrant)

Date:	January 11, 2011	/s/ Paul R. Cook
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